Form 10-K
period 2015-05-31
Karnet Capital Corp.
filed 2015-08-04
CIK 1615169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2015

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-197724

KARNET CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	7385	30-0809134
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Lensoveta 42, app. 48 Saint-Petersburg, Russia 196143 (Address of principal executive offices)

+ 1 305 459 3998
(Issuer's telephone number)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,000,000 common shares issued and outstanding as of August 3, 2015.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Company

Karnet Capital Corp. was incorporated in the State of Nevada on January 31, 2014. We are a development-stage company formed to sell food waste processors in Russia.

Business Opportunity

Food waste is a large component of our solid waste problem. And the question of what to do with it is a challenge for communities worldwide. The U.S. alone generates more than 34 million tons of food waste each year. The Russian Statistical Office Gosstat recently submitted its first official figures on food waste in Russia. According to Gosstat, 56 kg of food is thrown away per person per year in the Russian Federation. Much of it ends up in landfills. Food scraps are big part of household waste, and are a problematic component of municipal waste, creating public health, sanitation and environmental problems at each step, beginning with internal storage and followed by truck-based collection. Burned in waste-to-energy facilities, the high water-content of food scraps means that their heating and burning consumes more energy than it generates; buried in landfills, food scraps decompose and generate methane gas, which is a greenhouse gas. With waste produced across all sectors of the economy, and throughout supply chains, it is important to look for opportunities to prevent waste from arising in the first place and to manage the waste that does arise more effectively.

The premise behind the use of a Food Waste Disposal Unit  is to effectively regard food scraps as liquid (averaging 70% water, like human waste), and use existing infrastructure (underground sewers and wastewater treatment plants) for its management.

For a long time, landfill has been the main disposal method for municipal wastes in Russia. However, there is strong pressure to reduce the use of land filling as demonstrated by the increasingly stringent regulations which limit untreated waste going to landfill. It is being agreed that the use of FWD (Food Waste Disposal units) is beneficial in reducing the quantity of biodegradable wastes going to landfill. Previous studies in Japan found that FWDs could reduce current waste production by 40%.

In Russian Federation such reduction is unlikely but it would translate into significant reduction in the costs of curbside waste collection, transportation, treatment and disposal, generating substantial savings for local authorities. Previous studies have reported that addition of food waste in the sewer could cause considerable modifications of the resulting wastewater. Bolzonella et al.(2003)found that food waste contained74.4% water (25.6% solids),96.5% organic, 3.2% nitrogen, and 0.2% phosphorus. Such modifications can substantially improve biological removal of phosphorus and nitrogen during wastewater treatment and reduce costs for purchase of chemicals and/or additional carbon for phosphorus removal (Battistoni etal. 2007). In addition increased organic loads in wastewater can generate biogas during anaerobicwastewater treatment.

Our food waste disposers provide a convenient and environmentally friendly alternative to transporting leftovers to landfills. Plus, capable wastewater treatment plants can even recycle food scraps into energy and fertilizer.

Durable. Practical. And environmentally responsible. A recent Life Cycle Assessment (LCA) of common ways to dispose of food scraps reported that disposers can help reduce global warming potential vs. landfills and in some cases, can even aid in energy production at the wastewater treatment plant.

Food waste disposal units are widely used in US, but they are not widely known on Russian market. This is why we see it as a viable opportunity, that worth pursuing.

Product

We are planning to introduce 3 different models for food waste disposal units, with 1/2, 3/5 and 1 HP motors:

Foreal FY LD800-A

Power: 1HP
Voltage: 220V
Frequency: 60Hz
Rotation Speed: 3300R/Min
Motor: DC Perpetual Magnetism
Overload Protector: Standard
Dish Washer: Connectable
Sound Insulation: Airproof
Colors for choice: Red, Green, Yellow
Weight: 5.8kg; L13.2〞*W8.3〞*H7.5〞
Warranty: 2 years
Working time: 15years
Noise standard: ≤30dB
Volume：830ml

Foreal FY A730X

Power: 3/5HP
Voltage: 220V
Frequency: 60Hz
Rotation Speed: 2800R/Min
Motor: DC Perpetual Magnetism
Overload Protector: Standard
Dish Washer: Connectable
Sound Insulation: Airproof
Colors for choice: Red, Green, Yellow
Weight: 5.8kg; L13.2〞*W8.3〞*H7.5〞
Warranty: 2 years
Working time: 15years
Noise standard: ≤30dB
Volume：830ml

Foreal FY A630

Power: 1/2HP
Voltage: 220V
Frequency: 60Hz
Rotation Speed: 2800R/Min
Motor: DC Perpetual Magnetism
Overload Protector: Standard
Dish Washer: Connectable
Sound Insulation: Airproof
Colors for choice: Red, Green, Yellow
Weight: 5.8kg; L13.2〞*W8.3〞*H7.5〞
Warranty: 2 years
Working time: 15years
Noise standard: ≤30dB
Volume：1000ml

Target Market

The target group is composed of privet households with above average income and retail food and beverage establishments.

Marketing

We intend to concentrate our marketing effort on finding and approaching local home appliance chains and stores. Signing a contract with established home appliance chains and stores would allow us to tap into their existing customer base. In order to draw attention to our products we would organize in-store demonstration seminars for store stuff, so they would have better idea on how to market our product and highlight benefits of using Food Waste Disposal Units.

Advertising in a variety of local publications will increase knowledge of our locations and a favourable review in the local media will increase interest.

Industry advertising

We intend to advertise online and using ads in industry-related magazines. Some sites and industry media has already been identified. Media advertising campaign will coincide with Trade Show marketing campaign.

Freight and Storage

We plan to ship our product directly from China to Russian Federation and store them at our distributor’s warehouse. That will exempt us from any import or tax duties in UK. Goods imported from outside of Russia require payment of import duty. Import Duty for bringing our garburators to Russia would be 15% of Customs Valuation. The primary basis for customs valuation is “transaction value” transaction value, defined as the price actually paid or payable for the goods when sold for export to the country of importation. We do not require any storage facility at that moment, because our supplier will ship our products directly from manufacturer to our existent or future distributors. At this stage we do not have written contract with any of the shipping companies.

Contracts

We have signed the agreement, with "TRANS-TRADE CAPITAL LLP”, manufacturing company having a principal office in UK, London. According to the agreement, “TRANS-TRADE CAPITAL LLP” has agreed to manufacture and supply us with Food Waste Disposal Units. “TRANS-TRADE CAPITAL LLP” will manufacture and supply the products under the terms and conditions contained in the agreement. The material terms of the Contract are the following:

1.

The territory covered under this Agreement shall be expressly combined to the entire territories of the Russian Federation (hereafter referred to as Territory).

2.

The Distributor sells in its own name and for its own account, in the Territory, the Products supplied by the Seller.

3.

If Seller is contacted by any person or entity inquiring about the purchase of Products in the Territory (other than Distributor or a party designated by Distributor), Seller shall refer such person or entity to Distributor for handling.

4.

If Seller now or hereafter manufactures or distributes, or proposes to manufacture or distribute, any product other than the Products, Seller shall immediately notify Distributor of that fact and of all details concerning that product. Distributor may request from Seller distribution rights for that product in the Territory, or any portion thereof, and if so requested, Seller shall grant such distribution rights to Distributor on terms and conditions no less favourable than those provided in this Contract with respect to Products.

5.

The Seller grants and the Distributor accept the exclusive right to market and sell the Products in the Territory.  The Seller is obliged to supply the Products and the Distributor is obliged to accept and pay on terms, defined by the present Contract.

6.

All Products purchased by Distributor shall be purchased solely for commercial resale, excepting those Products reasonably required by Distributor for advertising and demonstration purposes.

7.

Total cost of the Contract amounts USD 1,000,000 (one million dollars US) and is defined on the grounds of the invoices or accounts, billed by the Seller.

8.

The Distributor has 90 days to makes payment in the form of bank transfer on the account of the Seller after shipment is released from customs in Russian Federation. The payment for the Goods according to this Contract can be made in the form of prepayment on the basis of the invoices, presented by the Seller, or after receipt of the Goods by the Distributor.

9.

The payment for the Goods can be made in dollars US or Euro. If the Distributor makes the payment in Euro, the Parties conduct re-calculation on dollars US. The rate of the currency exchange is the National Bank of Russian Federation official rate of the currency exchanges upon the date of payment.

10.

Bank charges are at the expense of the Distributor.

11.

The Contract becomes valid since the moment of signing till its complete fulfillment.

12.

There is no time restriction, minimum order requirements and no yearly number of orders imposed on the Distributor by this Agreement.

13.

There are no penalties imposed in case Distributor wouldn't meet its obligations.

Distributorship Channel

There are several existing home appliance chains and stores that meet our requirement to become a distributor of our products:

Eldorado

There are 45 retail locations in Saint - Petersburg.

Mvideo

There are 18 retail locations in Saint - Petersburg.

Tehnosila

There are 22 retail locations in Saint - Petersburg.

We have not signed any contracts with above mentioned companies at the moment.

Office

Our principal executive office is located at Lensoveta 42, app. 48, Saint-Petersburg, Russia, 196143.  Our phone number is + 1 305 459 3998.  Director provides our company with office space at no charge. Office will be established with basic office equipment, which should not exceed $1,000 in expenses. The office will be used for communication with customers and hold all related equipment and paperwork.

Pricing and Revenue

Estimated landed cost for our products would be $80 for Foreal FY A630 unit, $110 for Foreal FY A730X unit and $125 for Foreal FY LD800-A unit.

Our revenue will be 40-50 % mark up: depending on quantity of the order.

Manufacturer gives us 90 days to pay an invoice .We will not keep warehousing and shipping within the country because all the products will be going directly from the manufacturer to our distributors, eliminating storage costs.

Personnel

During the first stages of our growth, our President and director will provide all of the labour required to execute our operations at no charge at his own location.  Our President will be devoting approximately 30% of his time to our operations.We would hire a commission based sales person if we reach 2/3 of desired funding.

Competition

Although our products are not widely known in Russia yet, the small kitchen appliances market is already established and highly competitive. There are many small and midsized companies with established sales channels and client bases. We hope to build a relationships with some of these client basis for retail sales of our products.  Some of these potential clients have the ability, and may choose to manufacture similar products themselves. This highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects. We may not be able to get most suitable locations or advertising spacing due to a smaller marketing budget. It is also likely that we may be forced to lower the price of our Garburators below our set pricing to keep up with completion, which will affect our profits.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of May 31, 2015, no shares of our common stock have traded

Number of Holders

As of May 31, 2015, the 6,000,000 issued and outstanding shares of common stock were held by a total of 1 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended May 31, 2015 and or the period from January 31, 2014 (inception) to May 31, 2015.  We have not paid any cash dividends since January 31, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 21, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

There were 6,000,000 shares of common stock issued and outstanding as of May 31, 2015.

Purchase of our Equity Securities by Officers and Directors

On April 21, 2014, the Company offered and sold 6,000,000 restricted shares of common stock to our president and director, Aleksandr Chuiko, for a purchase price of $0.001 per share, for aggregate offering proceeds of $6,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MAY 31, 2015 COMPARED TO MAY 31, 2014.

Revenue

We recognized revenue of $7,688 for the year ended May 31, 2015, compare to $0.00 the period from January 31, 2014(Inception) to May 31, 2014. Our Cost of Goods Sold were $5,125 for the year ended May 31, 2015 compare to $0.00 the period from January 31, 2014(Inception) to May 31, 2014. Our Gross profit was $2,563 for the year ended May 31, 2015 compare to $0.00 the period from January 31, 2014(Inception) to May 31, 2014.

Operating expenses

We incurred operating expenses of $15,876 for the year ended May 31, 2015 compared to $112 as of May 31, 2014. Our operating expenses consisted of bank service charges $177 (May 31, 2014-$112), accounting fees $9,250 (May 31, 2014-$0), legal fees $4,150 (May 31, 2014-$0) and regulatory filings $2,299 (May 31, 2014-$0). Expenses incurred during the fiscal year ended May 31, 2015 as compared to period ended May 31, 2014 increased primarily due to the increased scale and scope of business operations.

Net Losses

Our net loss for the fiscal year ended May 31, 2015was $13,313 compared to a net loss of $112 as of May 31, 2014  due to the factors discussed above.

Liquidity and Capital Resources

As of May 31, 2015, our total assets were $4,335 comprised of cash and cash equivalents. Our total liabilities were $11,760 comprised accounts payable $260 and loan from director $11,500. As of May 31, 2014, our total assets were $6,388 comprising of cash $1,263 and deposit of $5,125. Our total liabilities were $500 comprised of a loan from director.

Shareholders’ equity has decreased from $5,888 as of May 31, 2014 to a deficit of ($7,425) as of May 31, 2015. Deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $(13,425) as of May 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, sales, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2015 and May 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2015, net cash flows used in operating activities was $7,928 compared to $5,237 for May 31, 2014 .

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the fiscal year ended May 31, 2015 and May 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended May 31, 2015, net cash from financing activities was $11,000 consisting of a loan from a director. For the fiscal year ended May 31, 2014, net cash provided by financing activities was $6,500 consisting of $6,000 of proceeds from the sale of shares of our common stock and $500 by way of a loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, sales, loans from a director and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity, debt instruments, and limited sales. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:

•

Legal and professional fees

•

Website development

•

Purchase of inventory

•

Marketing Campaign

We intend to finance these expenses with further issuances of securities, debt issuances and sales. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We have not purchased any significant equipment during the last - twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (January 31, 2014) resulting in an accumulated deficit of $13,425 as of May 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2015 and for the period from Inception (January 31, 2014) to May 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’’ equity  and cash flows of the Company for the year ending May 31, 2015

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,335 of cash as of May 31, 2015.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of May 31, 2015.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2015.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Karnet Capital Corp.  does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

KARNET CAPITAL CORP.

FINANCIAL STATEMENTS

For the Years Ended May 31, 2015 and May 31, 2014

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

INDEPENDENT AUDITOR’ REPORT ON FINANCIAL STATEMENTS

To the Board of Directors

Karnet Capital Corp.

We have audited the accompanying balance sheet of Karnet Capital Corp. as of May 31, 2015 and 2014 and the related statements of operations, stockholders’ equity/(deficit) and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Karnet Capital Corp. as of May 31, 2015 and 2014 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

July 17, 2015

KARNET CAPITAL CORP.

Balance Sheets

(Audited)

ASSETS	May 31, 2015	May 31, 2014

Current Assets
Cash and cash equivalents	$4,335	$1,263
Deposit		5,125
Total Current Assets	4,335	6,388

Total Assets	$4,335	$6,388

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$260	$-
Loan from director	11,500	500

Total Liabilities	11,760	500

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(13,425)	(112)

Total Shareholders’ Equity	(7,425)	5,888

Total Liabilities and Shareholders’ Equity	$4,335	$6,388

The accompanying notes are an integral part of these financial statements

KARNET CAPITAL CORP.

Statement of Operations

(Audited)

	Year Ended May 31, 2015	Year Ended May 31, 2014
REVENUES	$7,688	$-
Cost of Goods Sold	(5,125)	-
GROSS PROFIT	2,563	-

Operating Expenses
General and Administrative Expenses	15,876	112
Total Operating Expenses	15,876	112
Net Loss From Operations	(13,313)	(112)
Provision for Income Taxes	0	0

Net Loss	$(13,313)	$(112)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,000,000	6,000,000

The accompanying notes are an integral part of these financial statements

KARNET CAPITAL CORP.

Statement of Stockholders’ Equity

(Audited)

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Equity

Inception, January 31, 2014	-	$ -	$ -	$ -
Shares issued for cash at $0.001 per share	6,000,000	6,000	-	6,000
Net loss for the year ended May 31, 2014	-	-	(112)	(112)
Balance, May 31, 2014	6,000,000	$ 6,000	$ (112)	$ 5,888
Net loss for the year ended May 31, 2015			(13,313)	(13,313)
Balance, May 31, 2015	6,000,000	$ 6,000	$ (13,425)	$ (7,425)

The accompanying notes are an integral part of these financial statements

KARNET CAPITAL CORP.

Statements of Cash flows

(Audited)

	Year Ended May 31, 2015	Year Ended May 31, 2014
Cash flows from operating activities:
Net loss for the period	$(13,313)	$(112)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in deposit/inventory	5,125	(5,125)
Increase in Accounts Payable	260	-
Cash flows used in operating activities	(7,928)	(5,237)

Cash flows from financing activities:
Proceeds from sale of common stock	-	6,000
Loans from director	11,000	500

Cash flows provided by financing activities	11,000	6,500

Cash flows from investing activities

Cash flows used in investing activities	-	-

Net increase (decrease) in cash	3,072	1,263

Cash, beginning of the period	$1,263	$-
Cash, end of the period	4,335	1,263

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

KARNET CAPITAL CORP.

Notes to the Audited Financial Statements

May 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

KARNET CAPITAL CORP. was incorporated in the State of Nevada on January 31, 2014. We are a Company formed to sell food waste processors in Russian Federation. We plan to spread our operation throughout Russian Federation’s major cities: Moscow and Sankt Petersburg. In the beginning we intend to create a distribution channel for our Food Waste Disposal Units by signing distribution agreements with existing home appliances chains and independent stores in Saint - Petersburg.

We have signed agreement, with "TRANS-TRADE CAPITAL LLP”, manufacturing company having a principal office in UK, London. According to the agreement, “TRANS-TRADE CAPITAL LLP” has agreed to manufacture and supply us with Food Waste Disposal Units. In addition our Company signed a Sales contract with distributor Kalynka 25, an established home appliance and electronics chain in Saint Petersburg.

NOTE 2—GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (January 31, 2014) resulting in an accumulated deficit of $13,425 as of May 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2015 and for the period from Inception (January 31, 2014) to May 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’’ equity  and cash flows of the Company for the year ending May 31, 2015

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,335 of cash as of May 31, 2015 and $ $1,263 of cash as of May 31, 2014

KARNET CAPITAL CORP.

Notes to the Audited Financial Statements

May 31, 2015 and 2014

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of May 31, 2015 and May 31, 2014.

Deposits

Deposits are stated at fair value. The Company had $0 in deposits as of May 31, 2015 and $5,125 as of May 31, 2014.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2015.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

KARNET CAPITAL CORP.

Notes to the Audited Financial Statements

May 31, 2015 and 2014

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Karnet Capital Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – LOAN FROM DIRECTOR

	May 31, 2015	May 31, 2014
Loan	$11,500	$500
	$11,500	$500

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $11,500 as of May 31, 2015, and $500 as of May 31, 2014

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 21, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

There were 6,000,000 shares of common stock issued and outstanding as of May 31, 2015 and May 31, 2014.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – INCOME TAXES

As of May 31, 2015, the Company had net operating loss carry forwards of approximately $13,425 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	May 31, 2015	May 31, 2014
Federal income tax benefit attributable to:
Current Operations	$ 4,526	$ 38
Less: valuation allowance	(4,526)	(38)
Net provision for Federal income taxes	$ -	$ -

KARNET CAPITAL CORP.

Notes to the Audited Financial Statements

May 31, 2015 and 2014

NOTE 7 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2015	May 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 13,313	$ 112
Less: valuation allowance	(13,313)	(112)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,425 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2015 to July 20, 2015, and has determined that it does not have any material subsequent events to disclose in these financial statements

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of May 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at May 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2015based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Although our Company is unable to meet the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our sole officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Aleksandr Chuiko, Lensoveta 42, app. 48, Saint-Petersburg, Russia, 196143	47	President, Treasurer, Secretary and Director

Biographical Information and Background of officer and director

Aleksandr Chuiko has acted as our President, Secretary, Treasurer and sole Director since our incorporation on January 31, 2014. Mr. Chuiko owns 100% of the outstanding shares of our common stock.  The following is a brief description of the business experience of our executive officer:

1995 finished St. Petersburg State University of Economics

1995 - 2006 worked as a manager/director at Garajno Stroitelniy Kooperativ (Constructions Company)

2007 - 2013 worked as a manager at Jel.Dor.Stroy, Saint-Petersburg (electronics and constrictions materials)

During the past ten years, Mr. Chuiko has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Chuiko was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Chuiko’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i.	Any Federal or State securities or commodities law or regulation; or
ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director Mr. Aleksandr Chuiko. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on January 31, 2014 until May 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Aleksandr Chuiko, President, Treasurer and Secretary	From January 31, 2014 to May 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of Feb. 13, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Aleksandr Chuiko Lensoveta 42, app. 48, Saint-Petersburg, Russia, 196143	6,000,000 shares of common stock	100%

The percent of class is based on 6,000,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended May 31, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of May 31, 2015, a director had loaned $11,500 (May 31, 2014 - $500) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended May 31, 2015, we incurred approximately $9,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our May 31, 2014 financial statements and for the reviews of our financial statements for the quarters ended August 31, 2014, November 30, 2014, and February 28, 2015.

The Company has changed its auditors from Harris & Gillespie CPA’s PPLC to Gillespie & Associates, PLLC due to the dissolution of the former on January 15, 2015.

During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through January 15, 2015, there were no disagreements (as defined in Item 304 of Regulation S-K) with the Harris & Gillespie Entity on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Harris & Gillespie Entity, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through January 15, 2015, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Saint-Petersburg, Russia, on August 3 , 2015.

KARNET CAPITAL CORP.

By:	/s/	Aleksandr Chuiko
	Name:	Aleksandr Chuiko
	Title:	Principal Executive, Financial and Accounting Officer, Sole director
(Principal Executive, Financial and Accounting Officer, Sole director)