Form 10-Q
period 2015-08-31
Karnet Capital Corp.
filed 2015-09-23
CIK 1615169

UNITED STATESSECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-197724

KARNET CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0809134
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

Lensoveta 42, app. 48

Saint-Petersburg, Russia

196143

(Address of principal executive offices and Zip Code)

+ 1 305 459 3998(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of September 23, 2015 there were 8,100,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KARNET CAPITAL CORP.

FINANCIAL REPORTS
AT
August 31, 2015 and August 31, 2014

TABLE OF CONTENT

Balance Sheets as of August 31, 2015 (Unaudited) and May 31, 2015	4

Statement of Operations for the three months period ended August 31, 2015 (Unaudited) and August 31, 2014 (Unaudited)	5

Statement of Cash Flows for the three months period ended August 31, 2015 (Unaudited) and August 31, 2014 (Unaudited)	6

Notes to the Unaudited Financial Statements	7

KARNET CAPITAL CORP.

Balance Sheets

	August 31, 2015 (Unaudited)	May 31, 2015 (Audited)

Current Assets
Cash and cash equivalents	$5,466	$4,335
Deposit
Total Current Assets	5,466	4,335

Total Assets	$5,466	$4,335

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$-	$260
Loan from director	11,500	11,500

Total Liabilities	11,500	11,760

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,100,000 and 6,000,000 shares issued and outstanding as of August 31, 2015 and May 31, 2015 respectively	8,100	6,000
Additional paid-in capital	18,900	-
Deficit accumulated during the development stage	(33,034)	(13,425)

Total Shareholders’ Equity	(6,034)	(7,425)

Total Liabilities and Shareholders’ Equity	$5,466	$4,335

The accompanying notes are an integral part of these unaudited financial statements.

KARNET CAPITAL CORP.

Statement of Operations

(Unaudited)

	Three Months period ended August 31, 2015	Three Months period ended August 31, 2014
REVENUES	$-	$-
Cost of Goods Sold	-	-
GROSS PROFIT	-	-

Operating Expenses
General and Administrative Expenses	19,609	5,529
Total Operating Expenses	19,609	5,529
Net Loss From Operations	(19,609)	(5,529)
Provision for Income Taxes	0	0

Net Loss	$(19,609)	$(5,529)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	7,158,152	6,000,000

The accompanying notes are an integral part of these unaudited financial statements.

KARNET CAPITAL CORP.

Statements of Cash Flows

(Unaudited)

	Three Months period ended August 31, 2015	Three Months period ended August 31, 2014
Cash flows from operating activities:
Net loss for the period	$(19,609)	$(5,529)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	(260)	-
Cash flows used in operating activities	(19,869)	(5,529)

Cash flows from financing activities:
Proceeds from sale of common stock	21,000	-
Loans from director	-	5,000

Cash flows provided by financing activities	21,000	5,000

Cash flows from investing activities

Cash flows used in investing activities	-	-

Net increase (decrease) in cash	1,131	(529)

Cash, beginning of the period	$4,335	$1,263
Cash, end of the period	5,466	734

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KARNET CAPITAL CORP.

Notes to the Unaudited Financial Statements

For the Three Months Period Ended August 31, 2015

 (Unaudited)

1.

Nature of Operations

KARNET CAPITAL CORP. was incorporated in the State of Nevada on January 31, 2014. We are a Company formed to sell food waste processors in Russian Federation. We plan to spread our operation throughout Russian Federation’s major cities: Moscow and Saint Petersburg. In the beginning we intend to create a distribution channel for our Food Waste Disposal Units by signing distribution agreements with existing home appliances chains and independent stores in Saint - Petersburg.

We have signed agreement, with TRANS-TRADE CAPITAL LLP, manufacturing company having a principal office in UK, London. According to the agreement, TRANS-TRADE CAPITAL LLP has agreed to manufacture and supply us with Food Waste Disposal Units. In addition our Company signed a Sales contract with distributor Kalynka 25, an established home appliance and electronics chain in Saint Petersburg.

2.

GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (January 31, 2014) resulting in an accumulated deficit of $33,034 as of August 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements for the three months period ended August 31, 2015 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

3.

 SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’’ equity  and cash flows of the Company for the three months period ended August 31, 2015.

KARNET CAPITAL CORP.

Notes to the Unaudited Financial Statements

For the Three Months Period Ended August 31, 2015

 (Unaudited)

3.-SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,466 of cash as of August 31, 2015($4,335 as of May 31, 2015)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of August 31, 2015($0 as of May 31, 2015)

Deposits

Deposits are stated at fair value. The Company had $0 in deposits as of August 31, 2015($0 as of May 31, 2015)

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

KARNET CAPITAL CORP.

Notes to the Unaudited Financial Statements

For the Three Months Period Ended August 31, 2015

 (Unaudited)

3.-SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2015 (NIL as of August 31, 2014).

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

4.

LOAN FROM DIRECTOR

	August 31, 2015	May 31, 2015
Loan	$11,500	$11,500
	$11,500	$11,500

The loans are unsecured, non-interest bearing and due on demand.

5.

COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 21, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

On July 9, 2015, the Company issued 1,000,000 shares of common stock cash proceeds of $10,000 at $0.01 per share.

On July 10, 2015, the Company issued 310,000 shares of common stock cash proceeds of $3,100 at $0.01 per share.

On July 13, 2015, the Company issued 470,000 shares of common stock cash proceeds of $4,700 at $0.01 per share.

KARNET CAPITAL CORP.

Notes to the Unaudited Financial Statements

For the Three Months Period Ended August 31, 2015

 (Unaudited)

5.- COMMON STOCK (CONTINUED)

On July 14, 2015, the Company issued 160,000 shares of common stock cash proceeds of $1,600 at $0.01 per share.

On July 15, 2015, the Company issued 160,000 shares of common stock cash proceeds of $1,600 at $0.01 per share.

There were 8,100,000 shares of common stock issued and outstanding as of August 31, 2015 (6,000,000 as of May 31, 2015)

6.

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

7.

 INCOME TAXES

As of August 31, 2015, the Company had net operating loss carry forwards of approximately $33,034 ($ 13,425 as of May 31, 2015) that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	August 31, 2015	May 31, 2015
Federal income tax benefit attributable to:
Current Operations	$ 6,667	$ 4,526
Less: valuation allowance	(6,667)	(4,526)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2015	May 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 33,034	$ 13,313
Less: valuation allowance	(33,034)	(13,313)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $33,034 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

KARNET CAPITAL CORP.

Notes to the Unaudited Financial Statements

For the Three Months Period Ended August 31, 2015

 (Unaudited)

8.

 SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2015 to September 22, 2015, and has determined that it does not have any material subsequent events to disclose in these financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by KARNET CAPITAL CORP.   (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

Overview

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

We have signed agreement, with TRANS-TRADE CAPITAL LLP, manufacturing company having a principal office in UK, London. According to the agreement, TRANS-TRADE CAPITAL LLP has agreed to manufacture and supply us with Food Waste Disposal Units. In addition our Company signed a Sales contract with distributor Kalynka 25, an established home appliance and electronics chain in Saint Petersburg.

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

Contracts

We have signed the agreement, with TRANS-TRADE CAPITAL LLP, manufacturing company having a principal office in UK, London. According to the agreement, TRANS-TRADE CAPITAL LLP has agreed to manufacture and supply us with Food Waste Disposal Units. TRANS-TRADE CAPITAL LLP will manufacture and supply the products under the terms and conditions contained in the agreement. The material terms of the Contract are the following:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Tree months Ended August 31, 2015 and August 31, 2014.

For the three months period ended August 31, 2015, and August 31, 2014 the Company had total revenue of $0, and $0 respectively. We expect to generate revenue as we expand our business operations.

Total operating expenses for the three months period ended August 31, 2015, and August 31, 2014 were $19,609 and $ 5,529 respectively.  Included in total operating expenses were accounting fees-of $3,250 ($3,250 as of August 31, 2014), bank charges of $395($52 as of August 31, 2014), transfer agent fees of $15,000($0 as of August 31, 2014), regulatory filings of $269($729 as of August 31, 2014), and legal fees of $695($1,500 as of August 31, 2014).

The net loss the three months period ended August 31, 2015, and August 31, 2014 was $19,609 and $ 5,529 respectively.

Liquidity and Capital Resources and Cash Requirements

At August 31, 2015, the Company had cash of $5,466 ($4,335 as of May 31, 2015). Furthermore, the Company had a working capital deficit of $6,034 ($7,425 as of May 31, 2015). The decrease in working capital deficit is attributed to the sales of common stock.

During the three months ended August 31, 2015, the Company used $19,869($5,529 as of August 31, 2014) of cash for operating activities.

During the three months ended August 31, 2015, the Company did not used cash for investing activities.

During the three months ended August 31, 2015, the Company received $21,000 of cash from financing activities ($5,000 as of August 31, 2014), from which $21,600 ($0 as of August 31, 2014) was from share issuance and $0 ($5,000 as of August 31, 2014) was loan from a director.

As of August 31, 2015 and August 31, 2014, we financed our working capital requirements with issuance of shares and loans from the director.

We are planning to raise $100,000 through public offering. There is no assurance that full amount, or any amount, will be obtained. The following table sets forth the uses of proceeds for the twelve months assuming the funding of 25%, 50%, 75%, and 100%, respectively:

Funding Level	30,000	60,000	90,000
Legal and professional fees (associated with maintaining reporting status).	$10,000	$10,000	$10,000
Office	$0	$1,000	$2,000
Developing website/hosting	$650	$650	$1,000
Additional Food Waste Disposal Units	$16,000	$38,000	$63,000
Marketing and Advertising	$3,050	$9,850	$13,000
Other Expenses	$250	$500	$1,000

There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon public offering and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Future Financing Requirements

We will need to obtain proper funding from equity and/or additional debt financing in order to be able to fulfill our projections. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our business objectives and will greatly affect our ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’’ equity  and cash flows of the Company for the three months period ended August 31, 2015.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,466 of cash as of August 31, 2015($4,335 as of May 31, 2015).

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of August 31, 2015($0 as of May 31, 2015)

Depreciation, Amortization, and Capitalization

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2015. (NIL as of August 31, 2014)

Comprehensive Income

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

Effect of New Accounting Standards

See Note 3, “Summary of Significant Accounting Policies,” included in the Notes to the Unaudited Financial Statements contained elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements. None of the new accounting standards are anticipated to materially impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of August 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at August 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2015based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no defaults upon senior securities during the quarter ended August 31, 2015

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended August 31, 2015

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Saint-Petersburg, Russia, on September 23, 2015.

KARNET CAPITAL CORP.

By:	/s/	Aleksandr Chuiko
	Name:	Aleksandr Chuiko
	Title:	Principal Executive, Financial and Accounting Officer, Sole director
(Principal Executive, Financial and Accounting Officer, Sole director)