Form 10-Q
period 2015-11-30
Karnet Capital Corp.
filed 2016-01-14
CIK 1615169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-55514

KARNET CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0809134
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

Lensoveta 42, app. 48

Saint-Petersburg, Russia

196143

(Address of principal executive offices and Zip Code)

+ 1 305 459 3998
(Registrant’s telephone number, including area code)

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

Yes [X] No [  ]

As of January 14, 2016 there were 8,100,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KARNET CAPITAL CORP.

FINANCIAL REPORTS
AT
November 30, 2015 and November 30, 2014

TABLE OF CONTENT

Balance Sheets as of November 30, 2015 (Unaudited) and May 31, 2015	4

Statement of Operations for the three and six months period ended November 30, 2015 (Unaudited) and November 30, 2014 (Unaudited)	5

Statement of Cash Flows for the six months period ended November 30, 2015 (Unaudited) and November 30, 2014 (Unaudited)	6

Notes to the Unaudited Financial Statements	7

KARNET CAPITAL CORP.

Balance Sheets

	November 30, 2015 (Unaudited)	May 31, 2015 (Audited)

Current Assets
Cash and cash equivalents	$3,102	$4,335
Deposit
Total Current Assets	3,102	4,335

Total Assets	$3,102	$4,335

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$-	$260
Loan from director	11,500	11,500

Total Liabilities	11,500	11,760

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,100,000 and 6,000,000 shares issued and outstanding as of November 30, 2015 and May 31, 2015 respectively	8,100	6,000
Additional paid-in capital	18,900	-
Deficit accumulated during the development stage	(35,398)	(13,425)

Total Shareholders’ Equity	(8,398)	(7,425)

Total Liabilities and Shareholders’ Equity	$3,102	$4,335

The accompanying notes are an integral part of these unaudited financial statements.

KARNET CAPITAL CORP.

Statement of Operations

(Unaudited)

	Three Months period ended		Six Months period ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
REVENUES	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
GROSS PROFIT	-	-	-	-

Operating Expenses
General and Administrative Expenses	2,364	2,731	21,973	8,260
Total Operating Expenses	2,364	2,731	21,973	8,260
Net Loss From Operations	(2,364)	(2,731)	(21,973)	(8,260)
Provision for Income Taxes	0	0	0	0

Net Loss	$(2,364)	$(2,731)	$(21,973)	$(8,260)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,100,000	6,000,000	7,626,503	6,000,000

The accompanying notes are an integral part of these unaudited financial statements.

KARNET CAPITAL CORP.

Statements of Cash Flows

(Unaudited)

	Six Months period ended November 30, 2015	Six Months period ended November 30, 2014
Cash flows from operating activities:
Net loss for the period	$(21,973)	$(8,260)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	(260)	-
Cash flows used in operating activities	(22,233)	(8,260)

Cash flows from financing activities:
Proceeds from sale of common stock	21,000	-
Loans from director	-	7,500

Cash flows provided by financing activities	21,000	7,500

Cash flows from investing activities

Cash flows used in investing activities	-	-

Net increase (decrease) in cash	(1,233)	(760)

Cash, beginning of the period	$4,335	$1,263
Cash, end of the period	3,102	503

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KARNET CAPITAL CORP.

Notes to the Unaudited Financial Statements

For the Six Months Period Ended November 30, 2015

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

2.

GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (January 31, 2014) resulting in an accumulated deficit of $35,398 as of November 30, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements for the six months period ended November 30, 2015 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

3.

 SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’’ equity  and cash flows of the Company for the six months period ended November 30, 2015.

KARNET CAPITAL CORP.

Notes to the Unaudited Financial Statements

For the Six Months Period Ended November 30, 2015

 (Unaudited)

3.-SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,102 of cash as of November 30, 2015($4,335 as of May 31, 2015)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of November 30, 2015($0 as of May 31, 2015)

Deposits

Deposits are stated at fair value. The Company had $0 in deposits as of November 30, 2015($0 as of May 31, 2015)

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

For the Six Months Period Ended November 30, 2015

 (Unaudited)

3.-SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2015 (NIL as of November 30, 2014).

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

4.

LOAN FROM DIRECTOR

	November 30, 2015	May 31, 2015
Loan	$11,500	$11,500
	$11,500	$11,500

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

For the Six Months Period Ended November 30, 2015

 (Unaudited)

5.- COMMON STOCK (CONTINUED)

On July 14, 2015, the Company issued 160,000 shares of common stock cash proceeds of $1,600 at $0.01 per share.

On July 15, 2015, the Company issued 160,000 shares of common stock cash proceeds of $1,600 at $0.01 per share.

There were 8,100,000 shares of common stock issued and outstanding as of November 30, 2015 (6,000,000 as of May 31, 2015)

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

7.

 INCOME TAXES

As of November 30, 2015, the Company had net operating loss carry forwards of approximately $35,398 ($ 13,425 as of May 31, 2015) that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	November 30, 2015	May 31, 2015
Federal income tax benefit attributable to:
Current Operations	$ 7,471	$ 4,564
Less: valuation allowance	(7,471)	(4,564)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2015	May 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 12,035	$ 4,564
Less: valuation allowance	(12,035)	(4,564)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $35,398 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

KARNET CAPITAL CORP.

Notes to the Unaudited Financial Statements

For the Six Months Period Ended November 30, 2015

 (Unaudited)

8.

 SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2015 to December 28, 2015, and has determined that it does not have any material subsequent events to disclose in these financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Tree and Six months Ended November 30, 2015 and November 30, 2014.

For the three and six months period ended November 30, 2015, and November 30, 2014 the Company did not have revenue. We expect to generate revenue as we expand our business operations.

Total operating expenses for the three months period ended November 30, 2015, and November 30, 2014 were $2,364 and $ 2,731 respectively.  Included in total operating expenses were accounting fees-of $2,000 ($2,000 as of November 30, 2014), bank charges of $34 ($51 as of November 30, 2014),  regulatory filings of $80 ($680 as of November 30, 2014), and legal fees of $250 ($0 as of November 30, 2014).

The net loss the three months period ended November 30, 2015, and November 30, 2014 was $2,364 and $ 2,731 respectively.

Total operating expenses for the six months period ended November 30, 2015, and November 30, 2014 were $21,973 and $ 8,260 respectively.  Included in total operating expenses were accounting fees-of $5,250 ($5,250 as of November 30, 2014), bank charges of $429 ($102 as of November 30, 2014), transfer agent fees of $15,000 ($0 as of November 30, 2014), regulatory filings of $349 ($1,408 as of November 30, 2014), and legal fees of $945 ($1,500 as of November 30, 2014).

The net loss the six months period ended November 30, 2015, and November 30, 2014 was $21,973 and $ 8,260 respectively.

Liquidity and Capital Resources and Cash Requirements

At November 30, 2015, the Company had cash of $3,102 ($4,335 as of May 31, 2015). Furthermore, the Company had a working capital deficit of $8,398 ($7,425 as of May 31, 2015). The increase in working capital deficit is attributed to results of operations.

During the six months ended November 30, 2015, the Company used $22,233 ($8,260 as of November 30, 2014) of cash for operating activities.

During the six months ended November 30, 2015, the Company did not used cash for investing activities.

During the six months ended November 30, 2015, the Company received $21,000 of cash from financing activities ($7,500 as of November 30, 2014), from which $21,600 ($0 as of November 30, 2014) was from share issuance and $0 ($7,500 as of November 30, 2014) was loan from a director.

As of November 30, 2015 and November 30, 2014, we financed our working capital requirements with issuance of shares and loans from the director.

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

Critical Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’’ equity  and cash flows of the Company for the three months period ended November 30, 2015.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,102 of cash as of November 30, 2015($4,335 as of May 31, 2015).

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of November 30, 2015($0 as of May 31, 2015)

Depreciation, Amortization, and Capitalization

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2015. (NIL as of November 30, 2014)

Comprehensive Income

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of November 30, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at November 30, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2015 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no defaults upon senior securities during the quarter ended November 30, 2015

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended November 30, 2015

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Saint-Petersburg, Russia, on January 14, 2016.

KARNET CAPITAL CORP.

By:	/s/	Aleksandr Chuiko
	Name:	Aleksandr Chuiko
	Title:	Principal Executive, Financial and Accounting Officer, Sole director
(Principal Executive, Financial and Accounting Officer, Sole director)