Form 10-Q
period 2016-02-29
Karnet Capital Corp.
filed 2016-04-18
CIK 1615169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 29, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-55514

KARNET CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0809134
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

Room 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road

Fu Tian District, Shenzhen City,

(Address of principal executive offices and Zip Code)

+ 86 189 4831 9148
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

Yes ☒ No ☐

As of April 11, 2016 there were 8,100,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KARNET CAPITAL CORP.

FINANCIAL REPORTS
AT
February 29, 2016

KARNET CAPITAL CORP.

Balance Sheets

	February 29, 2016 (Unaudited)	May 31, 2015 (Audited)
ASSETS
Current Assets:
Cash	$31	$4,335
Total Current Assets	31	4,335

Total Assets	$31	$4,335

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$-	$260
Loan from director	-	11,500

Total Liabilities	-	11,760

Shareholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,100,000 and 6,000,000 shares issued and outstanding, respectively	8,100	6,000
Additional paid-in capital	30,600	-
Accumulated deficit	(38,669)	(13,425)

Total Shareholders’ Equity	31	(7,425)

Total Liabilities and Shareholders’ Equity	$31	$4,335

The accompanying notes are an integral part of these unaudited financial statements.

KARNET CAPITAL CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues	$-	$7,688	$-	$7,688
Cost of Goods Sold	-	5,125	-	5,125
Gross Margin	-	2,563	-	2,563

Operating Expenses:
General and administrative expenses	3,271	3,968	25,244	12,229
Total operating expenses	3,271	3,968	25,244	12,229
Net loss from operations	(3,271)	(1,405)	(25,244)	(9,666)
Provision for income taxes	-	-	-	-

Net Loss	$(3,271)	$(1,405)	$(25,244)	$(9,666)

Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding: basic and diluted	8,100,000	6,000,000	7,786,679	6,000,000

The accompanying notes are an integral part of these unaudited financial statements.

KARNET CAPITAL CORP.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net loss for the period	$(25, 244)	$(9,666)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Deposit/inventory	-	5,125
Decrease in accounts payable	(260)	3
Net cash flows used in operating activities	(25,504)	(4,538)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	21,000	-
Loans from director	-	11,000
Contributed capital	200	-
Net cash flows provided by financing activities	21,200	11,000

Net increase (decrease) in cash	(4,304)	6,462
Cash, beginning of the period	4,335	1,263
Cash, end of the period	$31	$7,725

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	$11,500	$-

The accompanying notes are an integral part of these unaudited financial statements.

KARNET CAPITAL CORP.

Notes to the Financial Statements

February 29, 2016

(Unaudited)

1.	Nature of Operations

KARNET CAPITAL CORP. was incorporated in the State of Nevada on January 31, 2014. We are a Company formed to sell food waste processors in the Russian Federation. We plan to spread our operation throughout the Russian Federation’s major cities: Moscow and Saint Petersburg. In the beginning we intend to create a distribution channel for our Food Waste Disposal Units by signing distribution agreements with existing home appliances chains and independent stores in Saint Petersburg.

On January 14, 2016, Shu Feng Lu, Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. Shu Feng Lu purchased 6,700,000 shares of common stock in exchange for $235,740 of personal funds, Hong Xia Li purchased 700,000 shares of common stock in exchange for $24,630 of personal funds, and Chen Yang purchased 700,000 shares of common stock in exchange for $24,630 of personal funds.

After the transaction, Shu Feng Lu is the beneficial owner of 82.72% of the voting securities of the Company, Hong Xia Li is the beneficial owner of 8.64% of the voting securities of the Company, and Chen Yang is beneficial owner of 8.64% of the voting securities of the Company.

2.	GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (January 31, 2014) resulting in an accumulated deficit of $38,669 as of February 29, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements for the nine months period ended February 29, 2016 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’’ equity and cash flows of the Company for the nine months period ended February 29, 2016

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

KARNET CAPITAL CORP.

Notes to the Financial Statements

February 29, 2016

(Unaudited)

3.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of February 29, 2016 or May 31, 2015.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-Based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant.  The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model.  In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2016 or February 28, 2015.

KARNET CAPITAL CORP.

Notes to the Financial Statements

February 29, 2016

(Unaudited)

3.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“Update”).  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	LOAN FROM DIRECTOR

As of May 31, 2015, the Company owed the former CEO and director $11,500. The loan was unsecured, non-interest bearing and due on demand. Pursuant to a stock purchase agreement dated January 14, 2016, that resulted in a change of control, the former CEO agreed to forgive the debt due to him in full. The Company has credited the $11,500 to paid in capital.

5.	COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 21, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000. The shares were issued at $0.001 per share.

On July 9, 2015, the Company issued 1,000,000 shares of common stock for cash proceeds of $10,000. The shares were issued at $0.01 per share.

On July 10, 2015, the Company issued 310,000 shares of common stock for cash proceeds of $3,100. The shares were issued at $0.01 per share.

On July 13, 2015, the Company issued 470,000 shares of common stock for cash proceeds of $4,700. The shares were issued at $0.01 per share.

On July 14, 2015, the Company issued 160,000 shares of common stock for cash proceeds of $1,600. The shares were issued at $0.01 per share.

On July 15, 2015, the Company issued 160,000 shares of common stock for cash proceeds of $1,600. The shares were issued at $0.01 per share.

KARNET CAPITAL CORP.

Notes to the Financial Statements

February 29, 2016

(Unaudited)

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

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 29, 2016 through April 13, 2016, and has determined that it does not have any material subsequent events to disclose in these financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In Russian Federation such reduction is unlikely but it would translate into significant reduction in the costs of curbside waste collection, transportation, treatment and disposal, generating substantial savings for local authorities. Previous studies have reported that addition of food waste in the sewer could cause considerable modifications of the resulting wastewater. Bolzonella et al. (2003) found that food waste contained 74.4% water (25.6% solids),96.5% organic, 3.2% nitrogen, and 0.2% phosphorus. Such modifications can substantially improve biological removal of phosphorus and nitrogen during wastewater treatment and reduce costs for purchase of chemicals and/or additional carbon for phosphorus removal (Battistoni etal. 2007). In addition, increased organic loads in wastewater can generate biogas during anaerobic waste water treatment.

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

Office

Our principal executive office is located at 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road, Fu Tian District, Shenzhen City, China. Our CEO provides our company with office space at no charge. Office will be established with basic office equipment, which should not exceed $1,000 in expenses. The office will be used for communication with customers and hold all related equipment and paperwork.

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

Personnel

During the first stages of our growth, our President and director will provide all of the labour required to execute our operations at no charge at his own location. Our President will be devoting approximately 30% of his time to our operations. We would hire a commission based sales person if we reach 2/3 of desired funding.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended February 29, 2016 and February 28, 2015.

Revenue for the three months ended February 29, 2016, and February 28, 2015, was $0 and $7,688, respectively. Gross margin after cost of goods sold of $5,125 in FY 2015 was $2,563. We expect to generate revenue again as we expand our business operations.

General and administrative expenses for the three months ended February 29, 2016 was $3,271, a decrease of $697 from $3,968 for the three months ended February 28, 2015. General and administrative expenses consist mostly of accounting, audit, legal and other regulatory fees associated with our quarterly filings as a public company.

The net loss for the three months ended February 29, 2016 and February 28, 2015 was $3,271 and $1,405, respectively. The increase in net loss in the current period is due to the lack of revenue.

Results of Operations for the Nine Months Ended February 29, 2016 and February 28, 2015.

Revenue for the nine months ended February 29, 2016, and February 28, 2015, was $0 and $7,688, respectively. Gross margin after cost of goods sold of $5,125 in FY 2015 was $2,563. We expect to generate revenue again as we expand our business operations.

General and administrative expenses for the nine months ended February 29, 2016 was $25,244, an increase of $13,015 from $12,229 for the nine months ended February 28, 2015. General and administrative expenses consist mostly of accounting, audit, legal and other regulatory fees associated with our quarterly filings as a public company.

The net loss for the nine months ended February 29, 2016 and February 28, 2015 was $25,244 and $9,666, respectively. The increase in net loss in the current period is due to the lack of revenue and increased general and administrative expense.

Liquidity and Capital Resources and Cash Requirements

As of February 29, 2016, the Company had cash of $31 ($4,335 as of May 31, 2015). Furthermore, the Company had a working capital deficit of $31 ($7,425 as of May 31, 2015).

During the nine months ended February 29, 2016, the Company used $25,504 ($4,538 as of February 28, 2015) of cash for operating activities.

During the nine months ended February 29, 2016, the Company did not use any cash for investing activities.

During the nine months ended February 29, 2016, the Company received $21,200 of cash from financing activities ($11,000 as of February 28, 2015), from which $21,000 ($0 as of February 28, 2015) was from share issuance, $200 was contributed capital ($0 as of February 28, 2015) and $0 ($11,000 as of February 28, 2015) was loan from a director.

As of February 29, 2016 and February 28, 2015, we financed our working capital requirements with issuance of shares and loans from the director.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 1 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“Update”).  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 29, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of February 29, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at February 29, 2016, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2016, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on April 18, 2016.

KARNET CAPITAL CORP.

By:	/s/	Teng Fei Ma
	Name:	Teng Fei Ma
	Title:	Principal Executive, Financial and Accounting Officer,
(Principal Executive, Financial and Accounting Officer)