Form 10-K
period 2016-05-31
JIN WAN HONG INTERNATIONAL HOLDINGS Ltd
filed 2016-10-27
CIK 1615169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2016

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-197724

JIN WAN HONG INTERNATIONAL HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	7385	30-0809134
(State or other jurisdiction of	(Primary Standard Industrial	(IRS Employer
incorporation or organization)	Classification Number)	Identification Number)

Room 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road

FuTian District, Shenzhen City, China

(Address of principal executive offices)

+ 86 189-4831-9148

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   8,100,000 common shares issued and outstanding as of October 20, 2016.

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

Company

KARNET CAPITAL CORP. was incorporated in the State of Nevada on January 31, 2014. We were a Company formed to sell food waste processors in Russian Federation. We planned to spread our operation throughout Russian Federation’s major cities: Moscow and Sankt Petersburg. In the beginning we intended to create a distribution channel for our Food Waste Disposal Units by signing distribution agreements with existing home appliances chains and independent stores in Saint - Petersburg. On January 14, 2016, Shu Feng Lu, Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our new shareholder is currently working on new business plan and winding up the current business plan, starting with a name changing process that is under review with FINRA. The company will change its name to Jin Wan Hong International Holdings Limited, and plans to operating in cultural related business in the future.

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

PRODUCT

We were planning to introduce 3 different models for food waste disposal units, with 1/2, 3/5 and 1 HP motors:

Foreal FY LD800-A

Power: 1HP
Voltage: 220V
Frequency: 60Hz
Rotation Speed: 3300R/Min
Motor: DC Perpetual Magnetism
Overload Protector: Standard
Dish Washer: Connectable
Sound Insulation: Airproof
Colors for choice: Red, Green, Yellow
Weight: 5.8kg; L13.2〞*W8.3〞*H7.5〞
Warranty: 2 years
Working time: 15years
Noise standard: ≤30dB
Volume: 830ml

Foreal FY A730X

Power: 3/5HP
Voltage: 220V
Frequency: 60Hz
Rotation Speed: 2800R/Min
Motor: DC Perpetual Magnetism
Overload Protector: Standard
Dish Washer: Connectable
Sound Insulation: Airproof
Colors for choice: Red, Green, Yellow
Weight: 5.8kg; L13.2〞*W8.3〞*H7.5〞
Warranty: 2 years
Working time: 15years
Noise standard: ≤30dB
Volume: 830ml

Foreal FY A630

Power: 1/2HP
Voltage: 220V
Frequency: 60Hz
Rotation Speed: 2800R/Min
Motor: DC Perpetual Magnetism
Overload Protector: Standard
Dish Washer: Connectable
Sound Insulation: Airproof
Colors for choice: Red, Green, Yellow
Weight: 5.8kg; L13.2〞*W8.3〞*H7.5〞
Warranty: 2 years
Working time: 15years
Noise standard: ≤30dB
Volume: 1000ml

Target Market

The target group was composed of private households with above average income and retail food and beverage establishments.

Marketing

We intended to concentrate our marketing effort on finding and approaching local home appliance chains and stores. Signing a contract with established home appliance chains and stores would allow us to tap into their existing customer base. In order to draw attention to our products we would organize in-store demonstration seminars for store stuff, so they would have better idea on how to market our product and highlight benefits of using Food Waste Disposal Units.

Advertising in a variety of local publications would increase knowledge of our locations and a favourable review in the local media would increase interest.

Industry advertising

We intended to advertise online and using ads in industry-related magazines. Some sites and industry media had already been identified. Media advertising campaign would coincide with Trade Show marketing campaign.

Freight and Storage

We planned to ship our product directly from China to Russian Federation and store them at our distributor’s warehouse. That would exempt us from any import or tax duties in UK. Goods imported from outside of Russia require payment of import duty. Import Duty for bringing our garburators to Russia would be 15% of Customs Valuation. The primary basis for customs valuation is “transaction value” transaction value, defined as the price actually paid or payable for the goods when sold for export to the country of importation. We did not require any storage facility, because our supplier would ship our products directly from manufacturer to our existent or future distributors. we did not have written contract with any of the shipping companies.

Distributorship Channel

There were several existing home appliance chains and stores that meet our requirement to become a distributor of our products:

Eldorado

There are 45 retail locations in Saint - Petersburg.

Mvideo

There are 18 retail locations in Saint - Petersburg.

Tehnosila

There are 22 retail locations in Saint - Petersburg.

We had not signed any contracts with above mentioned companies at the moment.

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

Personnel

During the first stages of our growth, our former President and director provided all of the labour required to execute our operations at no charge at his own location.  Our former President were devoting approximately 30% of his time to our operations.

Competition

Although our products were not widely known in Russia, the small kitchen appliances market was already established and highly competitive. There were many small and midsized companies with established sales channels and client bases. We hoped to build relationships with some of these client basis for retail sales of our products.  Some of these potential clients had the ability, and might choose to manufacture similar products themselves. This highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects. We might not be able to get most suitable locations or advertising spacing due to a smaller marketing budget. It was also likely that we might be forced to lower the price of our Garburators below our set pricing to keep up with completion, which would affect our profits.

Future Plans

On January 14, 2016, Shu Feng Lu, Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our new shareholder is currently working on new business plan, starting with a name changing process that is under review with FINRA. The company will change its name to Jin Wan Hong International Holdings Limited, and plans to operating in cultural related business in the future. The new business plan is still under development and evaluation.

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

As of October 25, 2016, no shares of our common stock have traded

Number of Holders

As of October 25, 2016, the 8,100,000 issued and outstanding shares of common stock were held by a total of 3 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended May 31, 2016 and or the period from January 31, 2014 (inception) to May 31, 2016.  We have not paid any cash dividends since January 31, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 8,100,000 shares of common stock issued and outstanding as of May 31, 2016.

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

GENERAL

On January 14, 2016, Shu Feng Lu, Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our new shareholder is currently working on new business plan and winding up the current business plan, starting with a name changing process that is under review with FINRA. The company will change its name to Jin Wan Hong International Holdings Limited, and plans to operating in cultural related business in the future.

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

FISCAL YEAR ENDED MAY 31, 2016 COMPARED TO MAY 31, 2015.

Revenue

We recognized revenue of $0 for the year ended May 31, 2015, compare to $7,688 the year ended May 31, 2015.

Operating expenses

We incurred operating expenses of $25,275 for the year ended May 31, 2015 compared to $15,876 for the year ended May 31, 2015.

Net Losses

Our net loss for the fiscal year ended May 31, 2016 was $25,275 compared to a net loss of $13,313 as of May 31, 2015  due to the factors discussed above.

Liquidity and Capital Resources

As of May 31, 2016, our total assets were $0 comprised of cash and cash equivalents. Our total liabilities were $0. As of May 31, 2015, our total assets were $4,335. Our total liabilities were $11,760 comprised of a loan from director.

Shareholders’ equity has increased from $(7,425) as of May 31, 2015 to $0as of May 31, 2016. Deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $(38,700) as of May 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2016 and May 31, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2016, net cash flows used in operating activities was $25,355 compared to $7,928 for May 31, 2015 .

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the fiscal year ended May 31, 2016 and May 31, 2015.

Cash Flows from Financing Activities

For the fiscal year ended May 31, 2016, net cash provided by financing activities was $21,200. For the fiscal year ended May 31, 2015, net cash provided by financing activities was $11,000.

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

GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (January 31, 2014) resulting in an accumulated deficit of ( $38,669) as of May 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2016 and for the period from Inception (January 31, 2014) to May 31, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of May 31, 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2016.

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

Recent Accounting Pronouncements

JIN WAN HONG INTERNATIONAL HOLDINGS LIMITED does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

KARNET CAPITAL CORP.

FINANCIAL STATEMENTS

For the Years Ended May 31, 2016 and May 31, 2015

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Karnet Capital Corp.

We have audited the accompanying balance sheets of Karnet Capital Corp. as of May 31, 2016 and 2015 and the related statements of operations, changes in stockholder’s equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, subject to the condition noted in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Karnet Capital Corp.

For the years ended May 31, 2016 and 2015 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

October 18, 2016

KARNET CAPITAL CORP.

Balance sheet

(Audited)

	31-May 16	31-May 15
	(Audited)	(Audited)

ASSETS
Current Assets:
Cash	$0	$4,335
Total Current Assets	0	4,335

Total Assets	$0	$4,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$-	$260
Loan from director	-	11,500

Total Liabilities	-	11,760

Shareholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,100,000 and 6,000,000 shares issued and outstanding, respectively	8,100	6,000
Additional paid-in capital	$30,600	$-
Accumulated deficit	(38,700)	(13,425)

Total Shareholders’ Equity	0	(7,425)

Total Liabilities and Shareholders’ Equity	$0	$4,335

The accompanying notes are an integral part of these financial statements

KARNET CAPITAL CORP.

Statements of Operations

(Audited)

	12 Months Ended	12 Months Ended
	May 31,2016	May 31,2015

Revenues:	$-	$7,688
Cost of Goods Sold	-	5,125
Gross Margin	-	2,563

Operating Expenses:
General and administrative expenses	25,275	15,876
Total operating expenses	25,275	15,876
Net loss from operations	(25,275)	(13,313)
Provision for income taxes	-	-
Net Loss	$(25,275)	$(13,313)
Net loss per share: basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding: basic and diluted	7,779,508	6,000,000

The accompanying notes are an integral part of these financial statements

KARNET CAPITAL CORP.

Statement of Stockholders’ Equity

(Audited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in Capital	Deficit	Stockholders’Equity
Inception, January 31, 2014	-	$-		$-	$-
Shares issued for cash at $0.001 per share	6,000,000	6,000		-	6,000
Net loss for the year ended May 31, 2014	-	-		(112)	(112)
Balance, May 31, 2014	6,000,000	$6,000		$(112)	$5,888
Net loss for the year ended May 31, 2015				(13,313)	(13,313)
Balance, May 31, 2015	6,000,000	$6,000		$(13,425)	$(7,425)
Shares issued for cash at $0.001 per share	2,100,000	2,100	30,600		32,700
Net loss for the year ended May 31, 2016				(25,275)	(25,275)
Balance, May 31, 2016	8,100,000	$8,100	$30,600	$(38,700)	$0

The accompanying notes are an integral part of these financial statements

KARNET CAPITAL CORP.

Statements of Cash Flows

(Audited)

	12 Months Ended	12 Months Ended
	31-May-16	31-May-15

Cash flows from operating activities:
Net loss for the period	$(25,275)	$(13,313)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Deposit/inventory	-	5,125
Decrease in Accounts payable	(260)	260
Net cash flows used in operating activities	(25,535)	(7,928)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	21,000	-
Loans from director	-	11,000
Contributed capital	200	-
Net cash flows provided by financing activities	21,200	11,000

Net increase (decrease) in cash	(4,335)	3,072
Cash, beginning of the period	4,335	1,263
Cash, end of the period	$0	$4,335

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	$11,500	$-

The accompanying notes are an integral part of these financial statements

KARNET CAPITAL CORP.

Notes to the Financial Statements

February 29, 2016

(Audited)

1.	NATURE OF OPERATIONS

KARNET CAPITAL CORP. was incorporated in the State of Nevada on January 31, 2014. We were a Company formed to sell food waste processors in the Russian Federation.

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

After the transaction our new shareholder is currently working on new business plan, starting with a name changing process that is under review with FINRA. The company plans to operating in cultural related business in the future. The company’s current operating in Shenzhen, Guangdong, China.

2.	GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (January 31, 2014) resulting in an accumulated deficit of $38,669 as of May 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying audited financial statements for the twelve months period ended May 31, 2016 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity and cash flows of the Company for the twelve months period ended May 31, 2016

Accounting Basis

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of May 31, 2016.

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

3.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“Update”). Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

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

As of May 31, 2015, the Company owed the former CEO and director $11,500. The total loan of $11,500 was unsecured, non-interest bearing and due on demand. Pursuant to a stock purchase agreement dated January 14, 2016, that resulted in a change of control, the former CEO agreed to forgive the debt due to him in full. The Company has credited the $11,500 to paid in capital.

5.	COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

In April, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000. The shares were issued at $0.001 per share.

In July, 2015, the Company issued 1,000,000 shares of common stock for cash proceeds of $10,000. The shares were issued at $0.01 per share.

In July, 2015, the Company issued 310,000 shares of common stock for cash proceeds of $3,100. The shares were issued at $0.01 per share.

In July, 2015, the Company issued 470,000 shares of common stock for cash proceeds of $4,700. The shares were issued at $0.01 per share.

In July, 2015, the Company issued 160,000 shares of common stock for cash proceeds of $1,600. The shares were issued at $0.01 per share.

In July, 2015, the Company issued 160,000 shares of common stock for cash proceeds of $1,600. The shares were issued at $0.01 per share.

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

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2016 through October 18, 2016, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our sole officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Shu Feng Lu	43	President, Director, and Chairman of the Board

Teng Fei Ma	27	CEO, CFO, Secretary, and Treasurer

Shu Feng Lu, President, Director, and Chairman of the Board

Date of Birth

29 October 1973

Education

Diploma Holder, Xin Yang Guang Bo Dian Shi University, China

Working Experience

2008 to 2011: Equity Partner, Jie Da International Jewelry Limited

-	The Company is engaged in the trading of jewelry

2011 to 2015:  Chairman, He Nan Jin Wan Hong Shi Ye Company Limited

-	The Company is engaged in production of tea products and proprietary trading of securities

Teng Fei Ma, General Manager, CEO, CFO, Secretary, and Treasurer

Date of birth

6 April 1989

Education

Undergraduate Degree in Electronic Information Science and Technology, Henan Industrial University, China

Working Experience

Oct 2009 to Nov 2012: Admin Manager, Xing Tai Life Insurance Company Limited, China

-	The Company is engaged in life insurance business in China

Nov 2012 to Feb 2014: Training Manager, Qian Hai Life Insurance Company Limited, China

-	The Company is engaged in life insurance business in China

-	Ma is responsible for training life insurance agents

Feb 2014 to Jan 2015: IPO Department Head, Qian Hai Stock Exchange, China

-	The Company is operating as a stock exchange in Qian Hai district of Shenzhen, China

Jan 2015 till now:  General Manager, Shenzhen Qian Hai Jin Wan Hong Asset Management Company Limited, China

-	The Company is engaged in asset management business.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) for 2014 and 2015:

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

Common Stock

The percent of class is based on 8,100,000 shares of common stock issued and outstanding as of the date of this annual report.

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

Item 14. Principal Accountant Fees and Services

During fiscal year ended May 31, 2016, we incurred approximately $7,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our May 31, 2015 financial statements and for the reviews of our financial statements for the quarters ended August 31, 2015, November 30, 2015, and February 28, 2016.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on October 27, 2016.

JIN WAN HONG INTERNATIONAL HOLDINGS LIMITED

By:	/s/	Teng Fei Ma
	Name:	Teng Fei Ma
	Title:	Principal Executive, Financial and Accounting Officer,

(Principal Executive, Financial and Accounting Officer)

