Form 10-Q
period 2016-08-31
JIN WAN HONG INTERNATIONAL HOLDINGS Ltd
filed 2017-02-06
CIK 1615169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended August 31, 2016

Commission file number: 000-55514

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

+ 86 189-4831-9148

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   8,100,000 common shares issued and outstanding as of January 9, 2017.

PART I

Item 1.	Financial Statements

JIN WAN HONG INTERNATIONAL HOLDING LTD.

(formerly Karnet Capital Corp.)

FINANCIAL REPORTS

AT

August 31, 2016

JIN WAN HONG INTERNATIONAL HOLDING LTD.

(formerly Karnet Capital Corp.)

Balance Sheet

	31-August 16	31-May 16
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$0	$0
Total Current Assets	0	0

Total Assets	$0	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$-	$-
Loan from shareholders	5,700	-

Total Liabilities	5,700	-

Shareholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,100,000 shares issued and outstanding, respectively
	8,100	8,100
Additional paid-in capital	$30,600	$30,600
Accumulated deficit	(44,400)	(38,700)

Total Shareholders’ Equity	(5,700)	0

Total Liabilities and Shareholders’ Equity	$0	$0

The accompanying notes are an integral part of these financial statements

JIN WAN HONG INTERNATIONAL HOLDING LTD.

(formerly Karnet Capital Corp.)

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2016	August 31,2015

Revenues:	$-	$-
Cost of Goods Sold	-	-
Gross Margin	-	-

Operating Expenses:
General and administrative expenses	5,700	19,609
Total operating expenses	5,700	19,609
Net loss from operations	(5,700)	(19,609)
Provision for income taxes	-	-
Net Income (loss)	$(5,700)	$(19,609)
Net loss per share: basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding: basic and diluted	8,100,000	7,158,152

The accompanying notes are an integral part of these financial statements

JIN WAN HONG INTERNATIONAL HOLDING LTD.

(formerly Karnet Capital Corp.)

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	31-August-16	31-August-15

Cash flows from operating activities:
Net loss for the period	$(5,700)	$(19,609)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Deposit/inventory	-	-
Decrease in Accounts payable	-	(260)
Net cash flows used in operating activities	(5,700)	(19,869)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	21,000
Loans from director	5,700	-
Contributed capital	-	-
Net cash flows provided by financing activities	5,700	21,000

Net increase (decrease) in cash	0	1,131
Cash, beginning of the period	$0	$4,335
Cash, end of the period	0	5,466

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	-	-

The accompanying notes are an integral part of these financial statements

JIN WAN HONG INTERNATIONAL HOLDING LTD.

(formerly Karnet Capital Corp.)

Notes to the Financial Statements

August 31, 2016

(Unaudited)

1.	NATURE OF OPERATIONS

JIN WAN HONG INTERNATIONAL HOLDING LTD., former Karnet Capital Corp. (the “Company”) was incorporated in the State of Nevada on January 31, 2014. On January 14, 2016, Shu Feng Lu, Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders.

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

The Company plans to operate in cultural related business in the future. The Company’s currently operates in Shenzhen, Guangdong, China.

2.	GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (January 31, 2014) resulting in an accumulated deficit of $44,400 as of August 31, 2016, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying audited financial statements for the three month period ended August 31, 2016 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity and cash flows of the Company for the twelve months period ended August 31, 2016

Accounting Basis

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of August 31, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, and amounts due to a shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 9, 2017.

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

4.	LOAN FROM SHAREHOLDERS

As of August 31, 2016, the Company owed the major shareholder, Shu Feng Lu $5,700. The total loan of $5,700 was unsecured, non-interest bearing and due on demand.

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

There were 8,100,000 shares of common stock issued and outstanding as of August 31, 2016.

6.	COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided us of an office without charge to the Company. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

7.	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2016, through January 12, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Company

Jin Wan Hong International Holding Ltd. was incorporated in the State of Nevada on January 31, 2014. On January 14, 2016, Shu Feng Lu, Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our management is currently working on new business plan and winding up the current business plan. The Company plans to operate in cultural related business in the future.

Office

Our principal executive office is located at 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road, Fu Tian District, Shenzhen City, China. Our CEO provides our Company with office space at no charge.

Future Plans

On January 14, 2016, Shu Feng Lu, Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our management is currently working on a new business plan, and plans on operating in cultural related business in the future. The new business plan is still under development and evaluation.

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

GENERAL

On January 14, 2016, Shu Feng Lu, Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our management is currently working on a new business plan and winding up the current business plan. The Company plans on operating in cultural related business in the future.

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

THREE MONTH PERIOD ENDED AUGUST 31, 2016 COMPARED TO AUGUST 31, 2015.

Revenue

We recognized revenue of $0 for the three month period ended August 31, 2016, and for the three month period ended August 31, 2015.

Operating expenses

We incurred operating expenses of $5,700 for the three month period ended August 31, 2016 compared to $19,609 for the three month period ended August 31, 2015, due to lack of actual business transactions.

Net Losses

Our net loss for the three month period ended August 31, 2016 was $5,700 compared to a net loss of $19,609 as of the three month period ended August 31, 2015 due to the decrease in expenses.

Liquidity and Capital Resources

As of August 31, 2016, our total assets were $0. Our total liabilities were $5,700, comprised of a loan from shareholders.. As of August 31, 2015, our total assets were $5,466. Our total liabilities were $11,500.

Shareholders’ equity was $5,700 as of August 31, 2016.

The Company has accumulated a deficit of ($44,400) as of August 31, 2016, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2016, net cash flows used in operating activities was $5,700 compared to ($19,609) for August 31, 2015, due to lack of actual business transactions.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the three month period ended August 31, 2016 and August 31, 2015.

Cash Flows from Financing Activities

For the three month period ended August 31, 2016, net cash provided by financing activities was $5,700. For the three month period ended August 31, 2015, net cash provided by financing activities was $21,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity  and cash flows of the Company for three month period ended August 31, 2016.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 cash as of three months period ended August 31, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of August 31, 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2016.

Comprehensive Income

The Company has standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of August 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at August 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended August 31, 2016.

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended August 31, 2016.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

There is no other information required to be disclosed under this item which was not previously disclosed

Item 6.	Exhibits.

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on February 3, 2017.

JIN WAN HONG INTERNATIONAL HOLDINGS LIMITED

By:	/s/ Teng Fei Ma
Name:	Teng Fei Ma
Title:	Principal Executive, Financial and Accounting Officer, (Principal Executive, Financial and Accounting Officer)