Form 10-Q
period 2017-02-28
JIN WAN HONG INTERNATIONAL HOLDINGS Ltd
filed 2017-04-21
CIK 1615169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended February 28, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   8,100,000 common shares issued and outstanding as of April 18, 2017.

PART I

Item 1. Financial Statements

Jin Wan Hong International Holding Limited

(Formerly Karnet Capital Corp.)

FINANCIAL REPORTS

As of

February 28, 2017

TABLE OF CONTENTS

Balance Sheets as of February 28, 2017 (Unaudited) and May 31, 2016 (audited)	4

Statement of Operations for the three month period ended February 28, 2017 (Unaudited) and February 29, 2016 (Unaudited), and nine month period ended February 28, 2017 (Unaudited) and February 29, 2016 (Unaudited)	5

Statement of Cash Flows for the nine month period ended February 28, 2017 (Unaudited) and February 29, 2016 (Unaudited)	6

Notes to the Unaudited Financial Statements	7

Jin Wan Hong International Holding Limited

(Formerly Karnet Capital Corp.)

Balance Sheet

	28- February 2017	31-May 16
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$0	$0
Total Current Assets	0	0

Total Assets	$0	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,948	$-
Loan from shareholders	14,243	0

Total Liabilities	17,190	-

Shareholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,100,000 shares issued and outstanding, respectively	8,100	8,100
Additional paid-in capital	$33,255	$30,600
Accumulated deficit	(58,545)	(38,700)

Total Shareholders’ Equity	(17,190)	0

Total Liabilities and Shareholders’ Equity	$0	$0

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holding Limited

(Formerly Karnet Capital Corp.)

Statements of Operations

(Unaudited)

	3 Months Ended		9 Months Ended
	February 28	February 29	February 28	February 29
	2017	2016	2017	2016
Revenues:	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Margin	-	-	-	-

Operating Expenses:
General and administrative expenses	5,326	3,271	19,845	25,244
Total operating expenses	5,326	3,271	19,845	25,244
Net loss from operations	(5,326)	(3,271)	(19,845)	(25,244)
Provision for income taxes	-	-	-	-
Net Income (loss)	$(5,326)	(3,271)	$(19,845)	$(25,244)
Net loss per share: basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of common
shares outstanding: basic and diluted	8,100,000	8,100,000	8,100,000	7,786,679

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holding Limited

(Formerly Karnet Capital Corp.)

Statements of Cash Flows

(Unaudited)

	9 Months Ended	9 Months Ended
	28-Feburary -17	29-Feburary -16

Cash flows from operating activities:
Net loss for the period	$(19,845)	$(25,244)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Deposit/inventory	-	-
Decrease in Accounts payable	-	(260)
Increase in Accounts payable	2,948
Net cash flows used in operating activities	(16,898)	(25,504)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	21,000
Loans from director	14,243	-
Contributed capital	2,655	200
Net cash flows provided by financing activities	16,898	21,200

Net increase (decrease) in cash	0	(4,304)
Cash, beginning of the period	0	4,335
Cash, end of the period	0	31

Supplemental Cash Flow Information:
Interest paid	-	-
Income taxes paid	-	-
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	-	11,500

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holding LTD

(Formerly Karnet Capital Corp.)

Notes to the Financial Statements

1.	NATURE OF OPERATIONS

Jin Wan Hong International Holding Limited, formerly Karnet Capital Corp. (the “Company”) was incorporated in the State of Nevada on January 31, 2014. On January 14, 2016, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders.

The Company plans to operate in cultural related business in the future. The Company’s currently operates in Room 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road, FuTian District, Shenzhen, Guangdong, China.

2.	GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (January 31, 2014) resulting in an accumulated deficit of $58,545 as of February 28, 2017, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements for the period ended February 28, 2017 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity and cash flows of the Company for the period ended February 28, 2017.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a May 31 fiscal year end.

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2017. These unaudited interim financial statements should be read in conjunction with the latest Annual Financial Statements and that interim disclosures generally do not repeat this in the annual statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of February 28, 2017.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, and amounts due to a shareholder, who is a Director and President of the Company. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 15, 2017.

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

As of February 28, 2017, the Company owed its President, Director, and major shareholder, Shu Feng Lu $14,243. The total loan of $14,243 was unsecured, non-interest bearing and due on demand.

5.	COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. There were no shares issued during the quarter ended February 28, 2017.

There were 8,100,000 shares of common stock issued and outstanding as of February 28, 2017.

6.	COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Our CEO has provided use of an office without charge to the Company. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

7.	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2017, through April 18, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company

Jin Wan Hong International Holding Limited was incorporated in the State of Nevada on January 31, 2014. On January 14, 2016, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our management is currently working on new business plan and winding up the current business plan. The Company plans to operate in cultural related business in the future.

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

Three Month and Nine Month Period Ended February 28, 2017 Compared To Three Month and Nine Month Period Ended February 28, 2017.

Revenue

We recognized revenue of $0 for the three month period ended February 28, 2017, and for the three month period ended February 29, 2016. We recognized revenue of $0 for the nine month period ended February 28, 2017, and for the nine month period ended February 29, 2016.

Operating expenses

We incurred operating expenses of $5,326 for the three month period ended February 28, 2017 compared to $3,271 for the three month period ended February 29, 2016, due to an increase in legal expenses. We incurred operating expenses of $19,845 for the nine month period ended February 28, 2017 compared to $25,244 for the nine month period ended February 29, 2016.

Net Losses

Our net loss for the three month period ended February 28, 2017 was $5,326 compared to a net loss of $3,271 as of the three month period ended February 29, 2016, due to an increase in legal expenses.   Our net loss for the nine month period ended February 28, 2017 was $19,845, compared to a net loss of $25,244 for the nine month period ended February 29, 2016.

Liquidity and Capital Resources

As of February 28, 2017, our total assets were $0. Our total liabilities were $17,190, comprised of a loan of $14,243 from Shu Feng Lu, who is the Company’s President and Director, and payables to third parties of $2,948. As of May 31, 2016, our total assets were $0 and our total liabilities were $0.

Shareholders’ equity was ($17,190) as of February 28, 2017. As of May 31, 2016, shareholder’s equity was $0.

The Company has accumulated a deficit of ($58,545) as of February 28, 2017, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. For the nine month period ended February 28, 2017, net cash flow used in operating activities was ($16,898) compared to ($25,244) for the nine month period ended February 29, 2016, due to lack of business transactions.

Cash Flow from Investing Activities

We neither used, nor generated cash from investing activities for the nine month period and three month period ended February 28, 2017 and February 29, 2016.

Cash Flow from Financing Activities

For the nine month period ended February 28, 2017, net cash provided by financing activities was $16,898. The loans of $14,243 are from a shareholder of the Company, Shu Feng Lu, who is also the President and Director of the Company. The loans are unsecured, non-interest bearing and due on demand. For the nine month period ended February 29, 2016, net cash provided by financing activities was $21,200.

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

Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity  and cash flows of the Company for three month period ended February 28, 2017.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 cash as of February 28, 2017.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of February 28, 2017.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of February 28, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions.

3.	We did not implement appropriate information technology controls – As at February 28, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended February 28, 2017.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended February 28, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on April 18, 2017.

JIN WAN HONG INTERNATIONAL HOLDINGS LIMITED

By:	/s/ Teng Fei Ma
Name:	Teng Fei Ma
Title:	Principal Executive, Financial and Accounting Officer,

(Principal Executive, Financial and Accounting Officer)

