Form 10-K
period 2017-05-31
JIN WAN HONG INTERNATIONAL HOLDINGS Ltd
filed 2017-12-29
CIK 1615169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2017

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
(Issuer’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   8,100,000 common shares issued and outstanding as of December 7, 2017.

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Company

Jin Wan Hong International Holding Limited (the “Company”) was incorporated in the State of Nevada on January 31, 2014. On January 14, 2016, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our management is currently working on a new business plan and winding up the current business plan. The Company plans to operate in tea related business(es) in China, but there is no guarantee that the Company will be successful in its endeavor.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Pink Sheets at this time.  Trading in stocks quoted on the OTC Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

Holders

As of September 12, 2017, the 8,100,000 issued and outstanding shares of common stock were held by a total of three shareholders of record.

Compensation Plans

The Company has no securities authorized for issuance under equity compensation plans.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended May 31, 2017 and or the period from January 31, 2014 (inception) to May 31, 2017.  We have not paid any cash dividends since January 31, 2017 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Fiscal Year Ended May 31, 2017 Compared To May 31, 2016.

Revenue

We recognized revenue of $0 for the year ended May 31, 2017 and the year ended May 31, 2016.

Operating expenses

We incurred operating expenses of $23,838 for the year ended May 31, 2017 compared to $25,275 for the year ended May 31, 2016.

Net Losses

Our net loss for the fiscal year ended May 31, 2017 was $23,838 compared to a net loss of $25,275 as of May 31, 2016 due to operating expenses and a lack of revenues.

Liquidity and Capital Resources

As of May 31, 2017, our total assets were $5,000, comprised of cash and cash equivalents, due to a prepayment to OTC market. Our total liabilities were $28,838. As of May 31, 2016, our total assets were $0. Our total liabilities were $0.

Shareholders’ equity has decreased from $0 as of May 31, 2016 to $(23,838) as of May 31, 2017. Deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $(62,538) as of May 31, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2017 and May 31, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2017, net cash flows used in operating activities was $28,238 compared to $25,535for May 31, 2016.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the fiscal year ended May 31, 2017 and May 31, 2016.

Cash Flows from Financing Activities

For the fiscal year ended May 31, 2017, net cash provided by financing activities was $28,238, due to loans from directors. For the fiscal year ended May 31, 2016, net cash provided by financing activities was $21,200, due to the sale of common stock and contributed capital.

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

●	Legal and professional fees
●	Website development
●	Purchase of inventory
●	Marketing Campaign

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

Purchase Of Significant Equipment

We have not purchased any significant equipment during the last twelve months.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The Company has generated limited revenues and incurred a loss since Inception (January 31, 2014) resulting in an accumulated deficit of $(62,538) as of May 31, 2017 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2017 and May 31, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity  and cash flows of the Company for the year ending May 31, 2017.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of May 31, 2017.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of May 31, 2017.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2017.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Jin Wan Hong International Holding Limited

(Formerly Karnet Capital Corp.)

For the Years Ended May 31, 2017 and May 31, 2016

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Jin Wan Hong International Holding Limited

We have audited the accompanying balance sheets of Jin Wan Hong International Holding Limited as of May 31, 2017 and 2016 and the related statements of operations, changes in stockholder’s deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jin Wan Hong International Holding Limited as of May 31, 2017 and 2016 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

December 7, 2017

Jin Wan Hong International Holding Limited

(Formerly Karnet Capital Corp.)

Balance Sheet

(Audited)

	31-May-2017	31-May-2016
	(Audited)	(Audited)

ASSETS
Current Assets:
Cash	$0	$0
Prepayment	5,000	0
Total Current Assets	5,000	0

Total Assets	$5,000	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	600	—
Loan from director	28,238	—

Total Liabilities	$28,838	—

Shareholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,100,000 and 8,100,000 shares issued and outstanding, respectively	8,100	8,100
Additional paid-in capital	30,600	30,600
Accumulated deficit	(62,538)	(38,700)

Total Shareholders’ Equity	(23,838)	0

Total Liabilities and Shareholders’ Equity	$5,000	$0

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holding Limited

(Formerly Karnet Capital Corp.)

Statements of Operations

(Audited)

	12 Months	12 Months
	Ended	Ended
	May 31, 2017	May 31, 2016

Revenues:	$—	$—
Cost of Goods Sold	—	—
Gross Margin	—	—

Operating Expenses:
General and administrative expenses	23,838	25,275
Total operating expenses	23,838	25,275
Net loss from operations	(23,838)	(25,275)
Provision for income taxes	—	—
Net Loss	$(23,838)	$(25,275)
Net loss per share: basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding: basic and diluted	8,100,000	7,779,508

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holding Limited

(Formerly Karnet Capital Corp.)

Statement of Stockholders’ Equity (Deficit)

(Audited)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity

Balance, May 31, 2015	6,000,000	$6,000		$(13,425)	$(7,425)
Shares issued for cash at $0.001 per share	2,100,000	2,100	$30,600		32,700
Net loss for the year ended May 31, 2016				(25,275)	(25,275)
Balance, May 31, 2016	8,100,000	$8,100	$30,600	$(38,700)	$0
Net loss for the year ended May 31, 2017				(23,838)	(23,838)
Balance, May 31, 2017	8,100,000	$8,100	$30,600	(62,538)	(23,838)

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holding Limited

(Formerly Karnet Capital Corp.)

Statements of Cash Flows

(Audited)

	12 Months	12 Months
	Ended	Ended
	31-May-17	31-May-16

Cash flows from operating activities:
Net loss for the period	$(23,838)	$(25,275)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Deposit/inventory	—	—
Prepayment	(5,000)
Increase/Decrease in Accounts payable	600	(260)
Net cash flows used in operating activities	(28,238)	(25,535)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	21,000
Loans from director	28,238	—
Contributed capital	—	200
Net cash flows provided by financing activities	28,238	21,000

Net increase (decrease) in cash	0	(4,335)
Cash, beginning of the period	0	4,335
Cash, end of the period	$0	$0

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	—	—
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	—	$11,500

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holding Limited

(Formerly Karnet Capital Corp.)

Notes to the Financial Statements

May 31, 2017

(Audited)

1.	NATURE OF OPERATIONS

Jin Wan Hong International Holding Limited, formerly Karnet Capital Corp. (the “Company”) was incorporated in the State of Nevada on January 31, 2014. On January 14, 2016, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders.

The Company’s currently operates in Room 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road, FuTian District, Shenzhen, Guangdong, China.. The Company plans to operate in tea related business(es) in China, but there is no guarantee that the Company will be successful in its endeavor.

2.	GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (January 31, 2014) resulting in an accumulated deficit of $62,538 as of May 31, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying audited financial statements for the twelve months period ended May 31, 2017 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity and cash flows of the Company for the twelve month period ended May 31, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of May 31, 2017.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2017 or May 31, 2016.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“Update”). Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after May 31, 2017. Early adoption is permitted.

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

As of May 31, 2017, the Company owed its President, Director, and major shareholder, Shu Feng Lu $28,238. The total loan of $28,238 was unsecured, non-interest bearing and due on demand.

5.	PREPAYMENT

The Company prepaid $5,000 service fee to OTC Markets for OTC Disclosure and News Services on June 9, 2017.

6.	COMMON STOCK

The Company has 75,000,000, $0.001 par value, shares of common stock authorized.

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

In July, 2015, the Company issued 470,000 shares of common stock for cash proceeds of $4,700. The shares were issued at $0.01 per share.

In July, 2015, the Company issued 160,000 shares of common stock for cash proceeds of $1,600. The shares were issued at $0.01 per share.

In July, 2015, the Company issued 160,000 shares of common stock for cash proceeds of $1,600. The shares were issued at $0.01 per share.

7.	COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided offices without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

8.	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2017 through December 7, 2017. The OTC Markets denied the Company’s application, and the Company received a refund of $5,000 (service fee) from OTC Markets on October 13, 2017. Therefor the service fee is no longer applicable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of May 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at May 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors And Executive Officers

The name, age and titles of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Shu Feng Lu Teng Fei Ma	43 27	President, Director, and Chairman of the Board CEO, CFO, Secretary, and Treasurer

Shu Feng Lu          President, Director, and Chairman of the Board

Mr. Lu graduated from Xin Yang Guang Bo Dian Shi University in China. Since 2011, Mr. Lu is the Chairman of He Nan Jin Wan Hong Shi Ye Company Limited, a company which produces tea products.

Teng Fei Ma          CEO, CFO, Secretary, and Treasurer

Mr. Ma graduated from Henan Industrial University in China. From 2009 to 2012 he served as an Admin Manager for Xing Tai Life Insurance Company Limited in China. From 2012 to 2014 he was a training manager for Qian Hai Life Insurance Company Limited in China. From 2014 to 2015 Mr. Ma was the IPO Department Head for the Qian Hai Stock Exchange in China. Since 2015 Mr. Ma has been serving as the General Manager of Shenzhen Qian Hai Jin Wan Hong Asset Management Company Limited in China

Audit Committee

We do not have an audit committee nor an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2017, each of the following persons filed a report that was late: Mr. Shu (both executive officers and directors of the Company).

Item 11. Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Shu Feng Lu (President)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Teng Fei Ma (CEO, CFO)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

There are no current employment agreements between the Company and its officers. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

The Company does not have a Compensation Committee. Given the size of the Company, the board of directors serves in such capacity.

Director Compensation

Directors are not compensated for serving on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 12, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officers.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown. Except as stated below, the address for each person listed in the table is care of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage (1)
Directors and Executive Officers
Common Stock	Shu Feng Lu (2)	6,700,000	82.72%
Common Stock	Teng Fei Ma (3)	0	—
All Directors and Executive Officers as a Group (2 People)		6,700,000	82.72%

5% or Greater Beneficial Owners
Common Stock	Hongxia Li (4)	700,000	8.64%
Common Stock	Chen Yang (5)	700,000	8.64%

(1)	The percent of class is based on 8,100,000 shares of common stock issued and outstanding as of the date of this annual report.

(2)	Shu Feng Lu is the President and Director of the Company.

(3)	Teng Fei Ma is the CEO and CFO of the Company.

(4)	Address for Hongxia Li is Heshangqiao Zhen, Fanlou Cun Yizu, Changge City, Henan Province, China 461599.

(5)	Address for Chen Yang is Building 1, Unit 2, #8 Yuanheshangzhu Building, Xincheng District, Huhuhaote City, Nei Monggol Province, China 010011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended May 31, 2017, we had not entered into any transactions with our officers or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees & Services	2017	2016
Audit Fees	$9,845	$8,550
Audit Related Fees	500	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$10,345	$8,550

Audit Fees

These amounts include fees for professional services rendered in auditing our financial statements set forth in our Forms 10-K for the years ended May 31, 2017 and 2016 year-end audit and the reviews of our quarterly financial statements set forth in our Forms 10-Q in 2017 and 2016.

Audit-Related Fees

These amounts consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These fees were for professional services incurred in connection with accounting consultations and consultation regarding financial accounting and reporting standards.

Tax Fees

These amounts consisted of fees for services including tax compliance and the preparation of tax returns and tax consultation services.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)(1) Index to consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended May 31, 2017 and 2016 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1	Certifications of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Documents.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on December 27, 2017.

JIN WAN HONG INTERNATIONAL HOLDINGS LIMITED

By:	/s/	Teng Fei Ma
	Name:	Teng Fei Ma
	Title:	Principal Executive, Financial and Accounting Officer,

(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shu Feng Lu	President, Director	December 27, 2017
Shu Feng Lu

/s/ Teng Fei Ma	CEO, CFO	December 27, 2017
Teng Fei Ma