Form 10-Q
period 2017-08-31
JIN WAN HONG INTERNATIONAL HOLDINGS Ltd
filed 2018-02-20
CIK 1615169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended August 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   8,100,000 common shares issued and outstanding as of February 16, 2018.

PART I

Item 1. Financial Statements

Jin Wan Hong International Holdings Limited

(Formerly Karnet Capital Corp.)

FINANCIAL REPORTS

As of

August 31, 2017

Jin Wan Hong International Holdings Limited

(Formerly Karnet Capital Corp.)

Balance Sheet

	31-August- 2017	31-May- 2017
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$0	$0
Prepayment	5,000	5,000
Total Current Assets	5,000	5,000

Total Assets	$5,000	$5,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	4,865	600
Loan from director	33,765	28,238

Total Liabilities	$38,630	$28,838

Shareholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,100,000 and 8,100,000 shares issued and outstanding, respectively	8,100	8,100
Additional paid-in capital	30,600	30,600
Accumulated deficit	(72,330)	(62,538)

Total Shareholders’ Equity	(33,630)	(23,838)

Total Liabilities and Shareholders’ Equity	$5,000	$5,000

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holdings Limited

(Formerly Karnet Capital Corp.)

Statements of Operations

(Unaudited)

	3 Months Ended	3 Months Ended
	August 31, 2017	August 31, 2016

Revenues:	$—	$—
Cost of Goods Sold	—	—
Gross Margin	—	—

Operating Expenses:
General and administrative expenses	9,792	5,700
Total operating expenses	9,792	5,700
Net loss from operations	(9,792)	(5,700)
Provision for income taxes	—	—
Net Loss	$(9,792)	$(5,700)
Net loss per share: basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding: basic and diluted	8,100,000	8,100,000

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holdings Limited

(Formerly Karnet Capital Corp.)

Statements of Cash Flows

(Unaudited)

	3 Months Ended	3 Months Ended
	August 31, 2017	August 31,20 16

Cash flows from operating activities:	$	$
Net loss for the period	(9,792)	(5,700)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Deposit/inventory	—	—
Decrease in Accounts payable	—	—
Increase in Accounts payable	4,265
Net cash flows used in operating activities	(5,527)	(5,700)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Loans from director	5,527	5,700
Contributed capital	—	—
Net cash flows provided by financing activities	5,527	5,700

Net increase (decrease) in cash	—	—
Cash, beginning of the period	—	—
Cash, end of the period	—	—

Supplemental Cash Flow Information:
Interest paid	—	—
Income taxes paid	—	—
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	—	—

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holdings Limited

(Formerly Karnet Capital Corp.)

Notes to the Financial Statements

1.	NATURE OF OPERATIONS

Jin Wan Hong International Holdings Limited, formerly Karnet Capital Corp. (the “Company”) was incorporated in the State of Nevada on January 31, 2014. On January 14, 2016, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders.

The Company plans to operate in tea related business in the future. The Company’s currently maintains an office in Room 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road, FuTian District, Shenzhen, Guangdong, China.

2.	GOING CONCERN

The Company has generated limited revenues and incurred a loss since inception (January 31, 2014) resulting in an accumulated deficit of $72,330 as of August 31, 2017, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements for the period ended August 31, 2017 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity and cash flows of the Company for the period ended August 31, 2017.

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2018. These unaudited interim financial statements should be read in conjunction with the latest Annual Financial Statements and that interim disclosures generally do not repeat this in the annual statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of August 31, 2017.

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

As of August 31, 2017, the Company owed its President, Director, and major shareholder, Shu Feng Lu $33,765. The total loan of $33,765 was unsecured, non-interest bearing and due on demand.

5.	Prepayment

JWHI prepaid $5,000 service fee to OTC Markets for OTC Disclosure and News Services on June 9, 2017 .

6.	COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. There were no shares issued during the quarter ended August 31, 2017.

There were 8,100,000 shares of common stock issued and outstanding as of August 31, 2017.

7.	COMMITMENTS AND CONTINGENCIES

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

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2017, through February 2nd, 2018. At the end of August 31, 2017, the Company had a prepayment of $5,000 for OTCQB services. The prepaid expense of $5,000 was refunded by OTCQB on October 13, 2017.

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

Company

Jin Wan Hong International Holdings Limited was incorporated in the State of Nevada on January 31, 2014. On January 14, 2016, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our management is currently working on a new business plan and winding up the current business plan. The Company plans to operate in tea related business in the future.

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

General

Management is currently working on a new business plan and winding up the current business plan. The Company plans on operating in tea related business in the future.

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There is no guarantee that we will be able to raise additional capital.

Three Month Period Ended August 31, 2017 Compared To Three Month Period Ended August 31, 2016

Revenue

We recognized revenue of $0 for the three month period ended August 31, 2017, and for the three month period ended August 31, 2016.

Operating expenses

We incurred operating expenses of $9,792 for the three month period ended August 31, 2017 compared to $5,700 for the three month period ended August 31, 2016, due to an increase in legal expenses.

Net Losses

Our net loss for the three month period ended August 31, 2017 was $9,792 compared to a net loss of $5,700 as of the three month period ended August 31, 2016 due to an increase in legal expenses.

Liquidity and Capital Resources

As of August 31, 2017, our total assets were $5,000. Our total liabilities were $38,630, comprised of a loan of $33,765 from Shu Feng Lu, who is the Company’s President and Director, and payables to third parties of $4,865. As of August 31, 2016, our total assets were $0 and our total liabilities were $5,700.

Shareholders’ equity was ($33,630) as of August 31, 2017. As of August 31, 2016, shareholder’s equity was ($5,700).

The Company has accumulated a deficit of ($72,330) as of August 31, 2017, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. For the three month period ended August 31, 2017, net cash flow used in operating activities was ($5,527) compared to ($5,700) for the three month period ended August 31, 2016.

Cash Flow from Investing Activities

We neither used, nor generated cash from investing activities for the three-month period and three- month period ended August 31, 2017 and August 31, 2016.

Cash Flow from Financing Activities

For the three month period ended August 31, 2017, net cash provided by financing activities was $5,527. The loans of $5,527 are from a shareholder of the Company, Shu Feng Lu, who is also the President and Director of the Company. The loans are unsecured, non-interest bearing and due on demand. For the three month period ended August 31, 2016, net cash provided by financing activities was $5,700.

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

Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity  and cash flows of the Company for three month period ended August 31, 2017.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 cash as of August 31, 2017.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of August 31, 2017.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of August 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions.

3.	We did not implement appropriate information technology controls – As at August 31, 2017, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended August 31, 2017.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended August 31, 2017.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

(1)	Users of this data are advised that this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Jin Wan Hong International Holdings Limited, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on February 16, 2018.

JIN WAN HONG INTERNATIONAL HOLDINGS LIMITED

By:	/s/	Teng Fei Ma
	Name:	Teng Fei Ma
	Title:	Principal Executive, Financial and Accounting Officer,

(Principal Executive, Financial and Accounting Officer)