Form 10-Q
period 2017-11-30
JIN WAN HONG INTERNATIONAL HOLDINGS Ltd
filed 2018-04-02
CIK 1615169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended November 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   8,100,000 common shares issued and outstanding as of March 27, 2018.

PART I

Item 1. Financial Statements

Jin Wan Hong International Holdings Limited

FINANCIAL REPORTS

As of

November 30, 2017

TABLE OF CONTENTS

Balance Sheets as of November 30, 2017 (Unaudited) and May 31, 2016 (Audited)	4

Statement of Operations for the three month period ended November 30, 2017 (Unaudited) and November 30, 2016 (Unaudited) and six month period ended November 30, 2017 and November 30, 2016(Unaudited)	5

Statement of Cash Flows for the six month period ended November 30, 2017 (Unaudited) and November 30, 2016(Unaudited)	6

Notes to the Unaudited Financial Statements	7

Jin Wan Hong International Holdings Limited

Balance Sheet

	30-November 2017	31-May- 2017
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$0	$0
Prepayment	0	5,000
Total Current Assets	0	5,000

Total Assets	$0	$5,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,200	600
Loan from director	32,804	28,238

Total Liabilities	$34,004	$28,838

Shareholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,100,000 and 8,100,000 shares issued and outstanding, respectively	8,100	8,100
Additional paid-in capital	30,600	30,600
Accumulated deficit	(72,704)	(62,538)

Total Shareholders’ Equity	(34,004)	(23,838)

Total Liabilities and Shareholders’ Equity	$0	$5,000

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holdings Limited Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	30-Nov-17	30-Nov-16	30-Nov-17	30-Nov-16

Revenues:	$—	0	$—	0
Cost of Goods Sold	—	0	—	0
Gross Margin	—	0	—	0

Operating Expenses:
General and administrative expenses	374	8,819	10,166	14,519
Total operating expenses	374	8,819	10,166	14,519
Net loss from operations	(374)	(8,819)	(10,166)	(14,519)
Provision for income taxes	—	0	—	0
Net Loss	($374)	($8,819)	($10,166)	($14,519)
Net loss per share: basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding: basic and diluted	8,100,000	8,100,000	8,100,000	8,100,000

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holdings Limited

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	30-Nov-17	30-Nov-16

Cash flows from operating activities:
Net loss for the period	(10,166)	(14,519)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Deposit/inventory	0	0
Decrease in Prepayment	5,000	0
Increase in Accounts payable	600	3,155
Net cash flows used in operating activities	(4,566)	(11,364)

Cash flows from investing activities

Cash flows from financing activities:
Proceeds from sale of common stock	0	0
Loans from director	4,566	11,364
Contributed capital	0	0
Net cash flows provided by financing activities	4,566	11,364

Net increase (decrease) in cash	0	0
Cash, beginning of the period	0	0
Cash, end of the period	0	0

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	0	0

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holdings Limited

Notes to the Financial Statements

1.	NATURE OF OPERATIONS

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

The Company has generated limited revenues and incurred a loss since inception (January 31, 2014) resulting in an accumulated deficit of $72,704 as of November 30, 2017, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements for the period ended November 30, 2017 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of November 30, 2017.

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

As of November 30, 2017, the Company owed its President, Director, and major shareholder, Shu Feng Lu $32,804. The total loan of $32,804 was unsecured, non-interest bearing and due on demand.

5.	COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. There were no shares issued during the quarter ended November 30, 2017.

There were 8,100,000 shares of common stock issued and outstanding as of November 30, 2017.

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

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2017, through March 21, 2018 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Month and Six Month Period Ended November 30, 2017 Compared To Three Month and Six Month Period Ended November 30, 2016

Revenue

We recognized revenue of $0 for the three month period ended November 30, 2017, and for the three month period ended November 30, 2016. We recognized revenue of $0 for the six month period ended November 30, 2017, and for the six month period ended November 30, 2016.

Operating expenses

We incurred operating expenses of $374 for the three month period ended November 30, 2017 compared to $8,819 for the three month period ended November 30, 2016, due to the decrease of legal and accounting expenses. We incurred operating expenses of $10,166 for the six month period ended November 30, 2017 compared to $14,519 for the six month period ended November 30, 2016.

Net Losses

Our net loss for the three month period ended November 30, 2017 was $374 compared to a net loss of $8,819 as of the three month period ended November 30, 2016 due to the decrease of legal and accounting expenses. Our net loss for the six month period ended November 30, 2017 was $10,166 compared to a net loss of $14,519 as of the six month period ended November 30, 2016.

Liquidity and Capital Resources

As of November 30, 2017, our total assets were $0. Our total liabilities were $34,004, comprised of a loan of $32,804 from Shu Feng Lu, who is the Company’s President and Director, and payables to third parties of $1,200. As of May 31, 2017, our total assets were $5,000 and our total liabilities were $28,838.

Shareholders’ equity was ($34,004) as of November 30, 2017. As of May 31, 2017, shareholder’s equity was ($23,838).

The Company has accumulated a deficit of ($72,704) as of November 30, 2017, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. For the six month period ended November 30, 2017, net cash flow used in operating activities was ($4,566) compared to ($11,364) for the six month period ended November 30, 2016.

Cash Flow from Investing Activities

We neither used, nor generated cash from investing activities for the six month period end November 30, 2017 and six month period ended November 30, 2016.

Cash Flow from Financing Activities

For the six month period ended November 30, 2017, net cash provided by financing activities was $4,566. The loans of $4,566 are from a shareholder of the Company, Shu Feng Lu, who is also the President and Director of the Company. The loans are unsecured, non-interest bearing and due on demand. For the six month period ended November 30, 2016, net cash provided by financing activities was $11,364.

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

Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity  and cash flows of the Company for three month period ended November 30, 2017.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 cash as of November 30, 2017.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of November 30, 2017.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of November 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions.

3.	We did not implement appropriate information technology controls – As at November 30, 2017, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended November 30, 2017.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended November 30, 2017.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

(1)

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on March 29, 2018.

JIN WAN HONG INTERNATIONAL HOLDINGS LIMITED

By:	/s/	Teng Fei Ma
	Name:	Teng Fei Ma
	Title:	Principal Executive, Financial and Accounting Officer,
(Principal Executive, Financial and Accounting Officer)