Form 10-K
period 2018-05-31
JIN WAN HONG INTERNATIONAL HOLDINGS Ltd
filed 2018-09-14
CIK 1615169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2018

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

Common Stock
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $139,700 State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,100,000 common shares issued and outstanding as of September 5, 2018.

PART I

Item 1. Business

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

Company

Jin Wan Hong International Holding Limited (the “Company”) was incorporated in the State of Nevada on January 31, 2014 under the name Karnet Capital Corp. and changed its name to Jin Wan Hong International Holdings Limited on May 13, 2016. On January 14, 2017, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our management is currently working on a new business plan and winding up the current business plan. The Company plans to operate in tea related business(es) in China, but there is no guarantee that the Company will be successful in its endeavor.

Office

Our principal executive office is located at 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road, Fu Tian District, Shenzhen City, China. Our CEO provides our Company with office space at no charge.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2. Properties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Pink Sheets at $0.10 this time and have been during the previous two years. Trading in stocks quoted on the OTC Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

Holders

As of August 31, 2018, the 8,100,000 issued and outstanding shares of common stock were held by a total of three shareholders of record.

Compensation Plans

The Company has no securities authorized for issuance under equity compensation plans.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended May 31, 2018. We have not paid any cash dividends since January 31, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

General

On January 14, 2017, Shu Feng Lu, Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our management is currently working on new business plan and winding up the current business plan. The Company plans on operating in cultural related business in the future, but there are no definitive agreements in place.

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

Fiscal Year Ended May 31, 2018 Compared To May 31, 2017.

Revenue

We recognized revenue of $0 for the year ended May 31, 2018 and the year ended May 31, 2017.

Operating expenses

We incurred operating expenses of $35,443 for the year ended May 31, 2018 compared to $23,838 for the year ended May 31, 2017. The increase in operating expenses was due to an increase in expenses related to reinstatement of business license and related expenditures.

Net Losses

Our net loss for the fiscal year ended May 31, 2018 was $35,443 compared to a net loss of $23,838 as of May 31, 2017 due to an increase in operating expenses and a lack of revenues.

Liquidity and Capital Resources

As of May 31, 2018, our total assets were $0. Our total liabilities were $59,281. As of May 31, 2017, our total assets were $5,000, comprised of cash and cash equivalents, due to a prepayment to OTC markets. Our total liabilities were $28,838.

Shareholders’ equity has decreased from$(23,838) as of May 31, 2017 to $(59,281) as of May 31, 2018. Deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $(97,981) as of May 31, 2018 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with sales, loans from directors and, or, the private placement of common stock.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2018, net cash flows used in operating activities was $30,443 compared to $28,238 for May 31, 2017.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the fiscal year ended May 31, 2018 and May 31, 2017.

Cash Flows from Financing Activities

For the fiscal year ended May 31, 2018, net cash provided by financing activities was $30,443, due to loans from directors with no interest and are due upon demand. For the fiscal year ended May 31, 2017, net cash provided by financing activities was $28,238, due to loans from directors.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, sales, loans from a director and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the loans from management. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:

●	Legal and professional fees

●	Business Development

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

Going Concern

The Company has generated limited revenues and incurred a loss since inception (January 31, 2014) resulting in an accumulated deficit of $(97,981) as of May 31, 2018 and further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Because of the Company’s history of losses, our independent auditors, in the reports on the financial statements for the year ended May 31, 2018 and May 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity and cash flows of the Company for the year ending May 31, 2018.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of May 31, 2018.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of May 31, 2018.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2018.

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

For the Years Ended May 31, 2018 and May 31, 2017

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Jin Wan Hong International Holding Limited.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jin Wan Hong International Holding Limited as of May 31, 2018 and 2017 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2014.

Seattle, Washington

September 12, 2018

Jin Wan Hong International Holding Limited

Balance Sheet

(Audited)

	31-May-2018 (Audited)	31-May-2017 (Audited)

ASSETS
Current Assets:
Cash	$0	$0
Prepayment	0	5,000
Total Current Assets	0	5,000

Total Assets	$0	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Liabilities:
Accounts payable	600	600
Loan from director	58,681	28,238

Total Liabilities	$59,281	28,238

Shareholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,100,000 and 8,100,000 shares issued and outstanding, respectively	8,100	8,100
Additional paid-in capital	30,600	30,600
Accumulated deficit	(97,981)	(62,538)

Total Shareholders’ Equity	(59,281)	(23,838)

Total Liabilities and Shareholders’ Equity	$0	$5,000

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holding Limited

Statements of Operations

(Audited)

	12 Months Ended	12 Months Ended
	May 31, 2018	May 31, 2017

Revenues:	$—	$—
Cost of Goods Sold	—	—
Gross Margin	—	—

Operating Expenses:
General and administrative expenses	35,443	23,838
Total operating expenses	35,443	23,838
Net loss from operations	(35,443)	(23,838)
Provision for income taxes	—	—
Net Loss	$(35,443)	$(23,838)
Net loss per share: basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding: basic and diluted	8,100,000	8,100,000

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holding Limited

Statement of Stockholders’ Equity (Deficit)

(Audited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, May 31, 2016	8,100,000	$8,100	$30,600	$(38,700)	$0
Net loss for the year ended May 31, 2017				(23,838)	(23,838)
Balance, May 31, 2017	8,100,000	$8,100	$30,600	$(62,538)	$(23,838)
Net loss for the year ended May 31, 2018				(35,443)	(35,443)
Balance, May 31, 2018	8,100,000	$8,100	$30,600	$(97,981)	$(59,281)

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holding Limited

Statements of Cash Flows

(Audited)

	12 Months Ended	12 Months Ended
	31-May-18	31-May-17

Cash flows from operating activities:
Net loss for the period	$(35,443)	$(23,238)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Deposit/inventory	—	—
Prepayment	5,000	(5,000)
Increase/Decrease in Accounts payable	—	600
Net cash flows used in operating activities	(30,443)	(28,238)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Loans from director	30,443	28,238
Contributed capital	—	—
Net cash flows provided by financing activities	30,443	28,238

Net increase (decrease) in cash	0	0
Cash, beginning of the period	0	0
Cash, end of the period	$0	$0

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	—	—
Supplemental disclosure of non-cash activities:
Forgiveness of related party debt	—	—

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holding Limited

Notes to the Financial Statements

May 31, 2018

(Audited)

1.	NATURE OF OPERATIONS

Jin Wan Hong International Holding Limited, formerly Karnet Capital Corp. (the “Company”) was incorporated in the State of Nevada on January 31, 2014. On January 14, 2017, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders.

The Company’s currently operates in Room 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road, FuTian District, Shenzhen, Guangdong, China. The Company plans to operate in tea related business(es) in China, but there is no guarantee that the Company will be successful in its endeavor.

2.	GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (January 31, 2014) resulting in an accumulated deficit of $97,981 as of May 31, 2018 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying audited financial statements for the twelve months period ended May 31, 2018 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity and cash flows of the Company for the twelve month period ended May 31, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of May 31, 2018.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to a shareholder/director . The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2018 or May 31, 2017.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“Update”). Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after May 31, 2018. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

5.	LOAN FROM DIRECTOR

As of May 31, 2018, the Company owed its President, Director, and major shareholder, Shu Feng Lu $58,681. The total loan of $58,681 was unsecured, non-interest bearing and due on demand.

6.	PREPAYMENT

There was no prepayment as of May 31, 2018.

7.	COMMITMENTS AND CONTINGENCIES

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

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2018 through September 12, 2018. There is no subsequent event through September 12, 2018.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of May 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at May 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors And Executive Officers

The name, age and titles of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Shu Feng Lu	44	President, Director, and Chairman of the Board

Teng Fei Ma	28	CEO, CFO, Secretary, and Treasurer

Shu Feng Lu President, Director, and Chairman of the Board

Mr. Lu graduated from Xin Yang Guang Bo Dian Shi University in China. Since 2011, Mr. Lu is the Chairman of He Nan Jin Wan Hong Shi Ye Company Limited, a company which produces tea products.

Teng Fei Ma CEO, CFO, Secretary, and Treasurer

Mr. Ma graduated from Henan Industrial University in China. From 2009 to 2012, he served as an Admin Manager for Xing Tai Life Insurance Company Limited in China. From 2012 to 2014, he was a training manager for Qian Hai Life Insurance Company Limited in China. From 2014 to 2015 Mr. Ma was the IPO Department Head for the Qian Hai Stock Exchange in China. Since 2015 Mr. Ma has been serving as the General Manager of Shenzhen Qian Hai Jin Wan Hong Asset Management Company Limited in China

Audit Committee

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2018, each of the following persons filed a report that was late: Mr. Lu, Mr. Ma, Hongxia Li and Chen Yang .

Code of Ethics

The Company has not yet adopted a Code of Ethics, as it is in the development stages and intends on implementing one if the Company can successfully commence operations.

Item 11. Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Shu Feng Lu (President)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

Teng Fei Ma (CEO, CFO)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown. Except as stated below, the address for each person listed in the table is care of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage (1)
Directors and Executive Officers
Common Stock	Shu Feng Lu (2)	6,700,000	82.72%
Common Stock	Teng Fei Ma (3)	0	—
All Directors and Executive Officers as a Group (2 People)		6,700,000	82.72%

5% or Greater Beneficial Owners
Common Stock	Hongxia Li (4)	687,000	8.48%
Common Stock	Chen Yang (5)	710,000	8.77%

(1)	The percent of class is based on 8,100,000 shares of common stock issued and outstanding as of the date of this annual report.

(2)	Shu Feng Lu is the President and Director of the Company.

(3)	Teng Fei Ma is the CEO and CFO of the Company.

(4)	Address for Hongxia Li is Heshangqiao Zhen, Fanlou Cun Yizu, Changge City, Henan Province, China 461599. Ms. Li is the sister of Shu Feng Lu, the President and Director of the Company

(5)	Address for Chen Yang is Building 1, Unit 2, #8 Yuanheshangzhu Building, Xincheng District, Huhuhaote City, Nei Monggol Province, China 010011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended May 31, 2018, we had not entered into any transactions with our officers or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees & Services	2018	2017
Audit Fees	$10,850	$9,845
Audit Related Fees	1,908	500
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$12,758	$10,345

Audit Fees

These amounts include fees for professional services rendered in auditing our financial statements set forth in our Forms 10-K for the years ended May 31, 2018 and 2017 year-end audit and the reviews of our quarterly financial statements set forth in our Forms 10-Q in 2017 and 2017.

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

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended May 31, 2018 and 2017 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

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

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on August 31, 2018.

JIN WAN HONG INTERNATIONAL HOLDINGS LIMITED

By:	/s/ Teng Fei Ma
Name:	Teng Fei Ma
Title:	Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Shu Feng Lu	President, Director

Teng Fei Ma	CEO, CFO