Form 10-Q
period 2018-08-31
JIN WAN HONG INTERNATIONAL HOLDINGS Ltd
filed 2018-12-10
CIK 1615169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended August 31, 2018

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

+ 86 189-4831-9148
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,100,000 common shares issued and outstanding as of December 7, 2018.

2

PART I

Item 1. Financial Statements

Jin Wan Hong International Holdings Limited

FINANCIAL REPORTS

As of

August 31, 2018

Jin Wan Hong International Holdings Limited

Balance Sheet

	31-August- 2018	31-May- 2018
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$0	$0
Prepayment	0	0
Total Current Assets	0	0

Total Assets	$0	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$900	$600
Loan from director	113,667	58,681

Total Liabilities	$114,567	$59,281

Shareholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,100,000 and 8,100,000 shares issued and outstanding, respectively	8,100	8,100
Additional paid-in capital	30,600	30,600
Accumulated deficit	(153,267)	(97,981)

Total Shareholders’ Equity	(114,567)	(59,281)

Total Liabilities and Shareholders’ Equity	$0	$0

The accompanying notes are an integral part of these interim financial statements

Jin Wan Hong International Holdings Limited

Statements of Operations

(Unaudited)

	3 Months Ended	3 Months Ended
	August 31, 2018	August 31, 2017

Revenues:	$-	$-
Cost of Goods Sold	-	-
Gross Margin	-	-

Operating Expenses:
General and administrative expenses	55,286	9,792
Total operating expenses	55,286	9,792
Net loss from operations	(55,286)	(9,792)
Provision for income taxes	-	-
Net Loss	$(55,286)	$(9,792)
Net loss per share: basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding: basic and diluted	8,100,000	8,100,000

The accompanying notes are an integral part of these interim financial statements

Jin Wan Hong International Holdings Limited

Statements of Cash Flows

(Unaudited)

	3 Months Ended	3 Months Ended
	August 31, 2018	August 31, 2017

Cash flows from operating activities:	$	$
Net loss for the period	(55,286)	(9,792)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase in Accounts payable	300	4,265
Net cash flows used in operating activities	(54,986)	(5,527)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Loans from director	54,986	5,527
Contributed capital	-	-
Net cash flows provided by financing activities	54,986	5,527

Net increase (decrease) in cash	-	-
Cash, beginning of the period	-	-
Cash, end of the period	-	-

The accompanying notes are an integral part of these interim financial statements

Jin Wan Hong International Holdings Limited

Notes to the Financial Statements (unaudited for the three months ended August 31, 2018)

1. NATURE OF OPERATIONS

Jin Wan Hong International Holding Limited, (the “Company”) was incorporated in the State of Nevada on January 31, 2014. On January 14, 2017, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders.

The Company’s currently operates in Room 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road, FuTian District, Shenzhen, Guangdong, China. The Company plans to operate in tea related business(es) in China, but there is no guarantee that the Company will be successful in its endeavor. On October 26, 2018 the Company entered into a Letter of Intent with Shenzhen Qianhai Jin Wan Hong Industrial Co., Ltd. (Shenzhen Qianhai) to acquire 100% of its issued and outstanding capital stock. Currently Shenzhen Qianhai is in the process of restructuring its company. Pursuant to the Letter of Intent the Company will issue up to Sixty Seven Million Shares of Common Stock to acquire Shenzhen Qianhai. Closing of the transactions to acquire Shenzhen Qianhai is subject to Shenzhen Qianhai completing the restructuring of its capital structure, to have substantially completed an audit of its financial statements for the trailing two years, and most current fiscal quarter according to USGAAP by an independent registered accounting firm (PCAOB certified), and the entry by both parties into mutually agreements to effectuate the transactions contemplated thereby. While the Company anticipates closing the transaction with Shenzhen Qianhai, there is no guarantee that the conditions will be satisfied or that the transaction ultimately will close.

On October 26, 2018 and October 29, 2018 respectively, the Board of Directors and the shareholders holding a majority of the outstanding shares of common stock of the Company approved that the Company to file with the Secretary of State of Nevada the Certificate of Amendment to the Articles of Incorporation in the form attached hereto (the “Amendment”) in order to:

(i)	Increase the number of authorized shares of Common Stock to 200 Million;
(ii)	Authorize 20 Million shares of Preferred Stock; and
(iii)	Designate Five Million shares of Preferred Stock as “Series A Preferred Stock” with the rights, designations and preferences as set forth in the Certificate of Designation for the Series A Preferred Stock (“the Certificate of Designation”).

The Amendment provides that Article 3 of the Articles of Incorporation of the Company be amended and revised to read substantially as follows, and that the officers of the Company are authorized to file the Amendment with the State of Nevada:

“The total number of shares of Common Stock the Company shall have the authority to issue is 200,000,000, par value $0.001 per share. The total number of shares of Preferred Stock that the Company shall have the authority to issue is 20,000,000, par value $0.001 per share, of which 5,000,000 shall be designated “Series A Preferred Stock” both with the designations, rights and preferences as set forth on the Certificate of Designation of such Series attached hereto. The Company’s capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

The Board of Directors of the Company is expressly authorized, subject to limitations prescribed by law and the provisions of this Article 3, to provide for the issuance of the shares of Preferred Stock from time to time in one or more series, and by filing a certificate pursuant to the Nevada Revised Statutes, to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares as may be permitted by the Nevada Revised Statutes.

There be and hereby is authorized and created a series of preferred stock, hereby designated as the Series A Preferred Stock, which shall have the voting powers, designations, preferences and relative participating, optional or other rights, if any, or the qualifications, limitations, or restrictions, set forth in the Exhibit annexed hereto.

All stock of this Company, whether Common Stock or Preferred Stock, shall be issued only upon the receipt of the full consideration fixed for the issuance of such stock. Such stock, once issued, shall be fully paid and nonassessable.

No holder of shares of any class of this Company shall have (1) any preemptive right to subscribe for or acquire additional shares of this Company of the same or any other class, whether such shares shall be hereby or hereafter authorized, or (2) any right to acquire any shares which may be held in the treasury of this Company. All such additional or treasury shares may be issued or reissued for such consideration, at such time, and to such persons as the Board of Directors may from time to time determine.”

Pursuant to the Amendment Five Million shares of Preferred Stock have been designated as Series A Preferred Stock. The rights, preferences and designations of the Series A Preferred Stock are set forth in the Certificate of Designation for the Series A Preferred Stock annexed hereto. A summary of the material rights, preferences and designations are set forth below:

•	The holders of the Series A Preferred Stock shall be entitled to receive Common Stock dividends when, as, if and in the amount declared by the directors of the Company to be paid in cash or in the then current market value of the Company’s common stock.

•	On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of Series A Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter multiplied by ten (10). Except as provided by law or by the other provisions of the Articles of Incorporation, holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

•	Each share of Series A Preferred Stock shall be convertible, at the option of the holder(s), into ten (10) shares of the Company’s Common Stock. Such right to convert shall commence as of the original issuance date of such share of Series A Preferred Stock and shall continue thereafter for a period of five years.

The Amendment will be effective upon the expiration of the requisite time period after notification to shareholders of the Company pursuant to the Nevada Revised Statutes and regulations promulgated by the Securities and Exchange Commission.

2. GOING CONCERN

The Company has generated limited revenues and incurred a loss since inception (January 31, 2014) resulting in an accumulated deficit of $153,267 as of August 31, 2018, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements for the period ended August 31, 2018 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity and cash flows of the Company for the period ended August 31, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of August 31, 2018.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2018.

4. LOAN FROM SHAREHOLDERS

As of August 31, 2018, the Company owed its President, Director, and major shareholder, Shu Feng Lu $113,667. The total loan of $113,667 was unsecured, non-interest bearing and due on demand.

5. COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. There were no shares issued during the quarter ended August 31, 2018.

There were 8,100,000 shares of common stock issued and outstanding as of August 31, 2018.

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

7. SUBSEQUENT EVENTS

As set forth in Note 1 above, on October 26, 2018 and October 29, 2018 respectively, the Board of Directors and the shareholders holding a majority of the outstanding shares of common stock of the Company approved that the Company to file with the Secretary of State of Nevada the Certificate of Amendment to the Articles of Incorporation in the form attached hereto (the “Amendment”) in order to:

(iv)	Increase the number of authorized shares of Common Stock to 200 Million;
(v)	Authorize 20 Million shares of Preferred Stock; and
(vi)	Designate Five Million shares of Preferred Stock as “Series A Preferred Stock” with the rights, designations and preferences as set forth in the Certificate of Designation for the Series A Preferred Stock (“the Certificate of Designation”).

On October 26, 2018 the Company entered into a Letter of Intent with Shenzhen Qianhai Jin Wan Hong Industrial Co. Ltd. (“Shenzhen Qianhai”) to acquire 100% of its issued and outstanding capital stock. Currently Shenzhen Qianhai is in the process of restructuring its company. Pursuant to the Letter of Intent the Company will issue up to Sixty Seven Million Shares of Common Stock to acquire Shenzhen Qianhai. Closing of the transactions to acquire Shenzhen Qianhai is subject to Shenzhen Qianhai completing the restructuring of its capital structure, to have substantially completed an audit of its financial statements for the trailing two years, and most current fiscal quarter according to USGAAP by an independent registered accounting firm (PCAOB certified), and the entry by both parties into mutually agreements to effectuate the transactions contemplated thereby.

On October 26, 2018, the Board of Directors approved the creation of the Jin Wan Hong International Holdings Limited 2018 Equity Incentive Plan (the “Plan”), which the Majority Stockholders approved on October 29, 2018. Subject to adjustment as provided in the Plan, 5,000,000 shares of Common Stock are available for issuance in connection with awards granted under the Plan.

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

Company

Jin Wan Hong International Holdings Limited was incorporated in the State of Nevada on January 31, 2014. On January 14, 2016, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our management is currently working on a new business plan and winding up the current business plan. The Company plans to operate in tea related business in the future. On October 26, 2018 the Company entered into a Letter of Intent with Shenzhen Qianhai to acquire 100% of its issued and outstanding capital stock. Currently Shenzhen Qianhai is in the process of restructuring its company. Pursuant to the Letter of Intent the Company will issue up to Sixty Seven Million Shares of Common Stock to acquire Shenzhen Qianhai. Closing of the transactions to acquire Shenzhen Qianhai is subject to Shenzhen Qianhai completing the restructuring of its capital structure, to have substantially completed an audit of its financial statements for the trailing two years, and most current fiscal quarter according to USGAAP by an independent registered accounting firm (PCAOB certified), and the entry by both parties into mutually agreements to effectuate the transactions contemplated thereby. While the Company anticipates closing the transaction with Shenzhen Qianhai, there is no guarantee that the conditions will be satisfied or that the transaction ultimately will close.

On October 26, 2018 and October 29, 2018 respectively, the Board of Directors and the shareholders holding a majority of the outstanding shares of common stock of the Company approved that the Company to file with the Secretary of State of Nevada the Certificate of Amendment to the Articles of Incorporation in the form attached hereto (the “Amendment”) in order to:

(vii)	Increase the number of authorized shares of Common Stock to 200 Million;
(viii)	Authorize 20 Million shares of Preferred Stock; and
(ix)	Designate Five Million shares of Preferred Stock as “Series A Preferred Stock” with the rights, designations and preferences as set forth in the Certificate of Designation for the Series A Preferred Stock (“the Certificate of Designation”).

The Amendment provides that Article 3 of the Articles of Incorporation of the Company be amended and revised to read substantially as follows, and that the officers of the Company are authorized to file the Amendment with the State of Nevada:

“The total number of shares of Common Stock the Company shall have the authority to issue is 200,000,000, par value $0.001 per share. The total number of shares of Preferred Stock that the Company shall have the authority to issue is 20,000,000, par value $0.001 per share, of which 5,000,000 shall be designated “Series A Preferred Stock” both with the designations, rights and preferences as set forth on the Certificate of Designation of such Series attached hereto. The Company’s capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

The Board of Directors of the Company is expressly authorized, subject to limitations prescribed by law and the provisions of this Article 3, to provide for the issuance of the shares of Preferred Stock from time to time in one or more series, and by filing a certificate pursuant to the Nevada Revised Statutes, to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares as may be permitted by the Nevada Revised Statutes.

There be and hereby is authorized and created a series of preferred stock, hereby designated as the Series A Preferred Stock, which shall have the voting powers, designations, preferences and relative participating, optional or other rights, if any, or the qualifications, limitations, or restrictions, set forth in the Exhibit annexed hereto.

All stock of this Company, whether Common Stock or Preferred Stock, shall be issued only upon the receipt of the full consideration fixed for the issuance of such stock. Such stock, once issued, shall be fully paid and nonassessable.

No holder of shares of any class of this Company shall have (1) any preemptive right to subscribe for or acquire additional shares of this Company of the same or any other class, whether such shares shall be hereby or hereafter authorized, or (2) any right to acquire any shares which may be held in the treasury of this Company. All such additional or treasury shares may be issued or reissued for such consideration, at such time, and to such persons as the Board of Directors may from time to time determine.”

Pursuant to the Amendment Five Million shares of Preferred Stock have been designated as Series A Preferred Stock. The rights, preferences and designations of the Series A Preferred Stock are set forth in the Certificate of Designation for the Series A Preferred Stock annexed hereto. A summary of the material rights, preferences and designations are set forth below:

•	The holders of the Series A Preferred Stock shall be entitled to receive Common Stock dividends when, as, if and in the amount declared by the directors of the Company to be paid in cash or in the then current market value of the Company’s common stock.

•	On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of Series A Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter multiplied by ten (10). Except as provided by law or by the other provisions of the Articles of Incorporation, holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

•	Each share of Series A Preferred Stock shall be convertible, at the option of the holder(s), into ten (10) shares of the Company’s Common Stock. Such right to convert shall commence as of the original issuance date of such share of Series A Preferred Stock and shall continue thereafter for a period of five years.

The Amendment will be effective upon the expiration of the requisite time period after notification to shareholders of the Company pursuant to the Nevada Revised Statutes and regulations promulgated by the Securities and Exchange Commission.

On October 26, 2018 the Company entered into a Letter of Intent with Shenzhen Qianhai Jin Wan Hong Industrial Co. Ltd. (“Shenzhen Qianhai”) to acquire 100% of its issued and outstanding capital stock. Currently Shenzhen Qianhai is in the process of restructuring its company. Pursuant to the Letter of Intent the Company will issue up to Sixty Seven Million Shares of Common Stock to acquire Shenzhen Qianhai. Closing of the transactions to acquire Shenzhen Qianhai is subject to Shenzhen Qianhai completing the restructuring of its capital structure, to have substantially completed an audit of its financial statements for the trailing two years, and most current fiscal quarter according to USGAAP by an independent registered accounting firm (PCAOB certified), and the entry by both parties into mutually agreements to effectuate the transactions contemplated thereby.

On October 26, 2018, the Board of Directors approved the creation of the Jin Wan Hong International Holdings Limited 2018 Equity Incentive Plan (the “Plan”), which the Majority Stockholders approved on October 29, 2018. Subject to adjustment as provided in the Plan, 5,000,000 shares of Common Stock are available for issuance in connection with awards granted under the Plan.

Office

Our principal executive office is located at 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road, Fu Tian District, Shenzhen City, China. Our CEO provides our Company with office space at no charge.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our interim financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

General

Management is currently working on a new business plan and winding up the current business plan. The Company plans on operating in tea related business in the future with Shenzhen Qianhai as described above.

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

Three Month Period Ended August 31, 2018 Compared To Three Month Period Ended August 31, 2017

Revenue

We recognized revenue of $0 for the three month period ended August 31, 2018, and for the three month period ended August 31, 2017.

Operating expenses

We incurred operating expenses of $55,286 for the three month period ended August 31, 2018 compared to $9,792 for the three month period ended August 31, 2017, due to an increase of $30,000 in consulting fees and $15,000 in legal expenses.

Net Losses

Our net loss for the three month period ended August 31, 2018 was $55,286 compared to a net loss of $9,792 as of the three month period ended August 31, 2017 due to an increase of $30,000 consulting fees and $15,000 in legal expenses.

Liquidity and Capital Resources

As of August 31, 2018, our total assets were $0. Our total liabilities were $114,567, comprised of a loan of $113,667 from Shu Feng Lu, who is the Company’s President and Director, and payables to third parties of $900. As of August 31, 2017, our total assets were $5,000 and our total liabilities were $38,630.

Shareholders’ equity was ($114,567) as of August 31, 2018. As of August 31, 2017, shareholder’s equity was ($33,630). The change in shareholders’ equity was due to increasing accumulated deficit of ($153,276) as of August 31, 2018, compared to ($97,981) as of May 31, 2018. The increase is due to an increase in consulting fees and legal expenses.

The Company has accumulated a deficit of ($153,267) as of August 31, 2018, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. For the three month period ended August 31, 2018, net cash flow used in operating activities was ($54,986) compared to ($5,527) for the three month period ended August 31, 2017, due primarily to an increase in consulting fees and legal expenses.

Cash Flow from Investing Activities

We neither used, nor generated cash from investing activities for the three-month period and three- month period ended August 31, 2018 and August 31, 2017.

Cash Flow from Financing Activities

For the three month period ended August 31, 2018, net cash provided by financing activities was $54,986. The loans of $54,986 are from a shareholder of the Company, Shu Feng Lu, who is also the President and Director of the Company. The loans are unsecured, non-interest bearing and due on demand. For the three month period ended August 31, 2017, net cash provided by financing activities was $5,527.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, loans from an officer, director and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity, and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses relating to legal fee and consulting Fee.

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

Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity and cash flows of the Company for three month period ended August 31, 2018.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 cash as of August 31, 2018.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of August 31, 2018.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of August 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions.

3.	We did not implement appropriate information technology controls – As at August 31, 2018, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended August 31, 2018.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended August 31, 2018.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

(1)

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on December 7, 2018.

JIN WAN HONG INTERNATIONAL HOLDINGS LIMITED

By:	/s/ Teng Fei Ma
Name:	Teng Fei Ma
Title:	Principal Executive, Financial and Accounting Officer,
(Principal Executive, Financial and Accounting Officer)

