Form 10-Q
period 2019-02-28
JIN WAN HONG INTERNATIONAL HOLDINGS Ltd
filed 2019-05-09
CIK 1615169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended February 28, 2019

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

+ 86 189-4831-9148
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,100,000 common shares issued and 6,000,000 outstanding as of May 9, 2019.

PART I

Item 1. Financial Statements

Jin Wan Hong International Holdings Limited

FINANCIAL REPORTS

As of

February 28, 2019

Balance Sheets as of February 28, 2019 (Unaudited) and May 31, 2018 (Audited)	4

Statement of Operations for the three month period ended February 28, 2019 (Unaudited) and February 28, 2018 (Unaudited) and nine month period ended February 28, 2019 and February 28, 2018 (Unaudited)	5

Statement of Cash Flows for the nine month period ended February 28, 2019 (Unaudited) and February 28, 2018 (Unaudited)	6

Notes to the Unaudited Financial Statements	7

Jin Wan Hong International Holdings Limited

Balance Sheets

	28-Feb	31-May
	19	18
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$-	$-
Prepayment	$-	$-
Total Current Assets	$-	$-

Total Assets	$-	$-

LIABILITIESANDSHAREHOLDERS’EQUITY
Current Liabilities:
Accounts payable	$40,397	$600
Loan from director	$143,172	$58,681

Total Liabilities	$183,569	$59,281

Shareholders’ Equity:
Preferred Stock: Authorized 20,000,000 shares; $0.001 par value, none issued
Common stock: par value $0.001; 200,000,000 shares authorized; 8,100,000 and 6,000,000 shares issued and outstanding	$8,100	$8,100
Additional paid-in capital	$30,600	$30,600
Accumulated deficit	$(222,269)	$(97,981)

Total Shareholders’ Equity	$(183,569)	$(59,281)

Total Liabilities and Shareholders’ Equity	$-	$-

 The accompanying notes are an integral part of these interim financial statements

Jin Wan Hong International Holdings Limited

Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	28-Feb-19	28-Feb-18	28-Feb-19	28-Feb-18

Revenues:	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Margin	-	-	-	-

Operating Expenses:
General and administrative expenses	33,047	8,627	124,288	18,793
Total operating expenses	33,047	8,627	124,288	18,793
Net loss from operations	(33,047)	(8,627)	(124,288)	(18,793)
Provision for income taxes	-	-	-	-
Net Loss	$(33,047)	$(8,627)	$(124,288)	$(18,793)
Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Weighted average number of common shares outstanding: basic and diluted	8,100,000	8,100,000	8,100,000	8,100,000

The accompanying notes are an integral part of these interim financial statements

Jin Wan Hong International Holdings Limited

Statements of Cash Flows

(Unaudited)

	9 Months Ended	9 Months Ended
	February 28, 2019	February 28, 2018

Cash flows from operating activities:
Net loss for the period	$(124,288)	$(18,793)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:

Decrease in Prepayment		3,700
Increase in Accounts payable	39,797	3,394
Net cash flows used in operating activities	(84,491)	(11,699)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Loans from director	84,491	11,699
Contributed capital	-	-
Net cash flows provided by financing activities	84,491	11,699

Net increase (decrease) in cash	-	-
Cash, beginning of the period	-	-
Cash, end of the period	$-	$-

The accompanying notes are an integral part of these interim financial statements

Jin Wan Hong International Holdings Limited

Notes to the Financial Statements (unaudited for the nine months ended February 28, 2019)

1. NATURE OF OPERATIONS

Jin Wan Hong International Holding Limited, (the “Company”) was incorporated in the State of Nevada on January 31, 2014. On January 14, 2017, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders.

The Company currently operates in Room 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road, FuTian District, Shenzhen, Guangdong, China. The Company plans to operate in tea related business(es) in China, but there is no guarantee that the Company will be successful in its endeavor.

On March 13, 2019 the Company filed with the Secretary of State of Nevada the Certificate of Amendment to the Articles of Incorporation (the “Amendment”) in order to:

(i)	Increase the number of authorized shares of Common Stock to 200 Million;

(ii)	Authorize 20 Million shares of Preferred Stock; and

(iii)	Designate Five Million shares of Preferred Stock as “Series A Preferred Stock” with the rights, designations and preferences as set forth in the Certificate of Designation for the Series A Preferred Stock (“the Certificate of Designation”).

The Amendment provides that Article 3 of the Articles of Incorporation of the Company be amended and revised to read substantially as follows:

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

Pursuant to the Amendment Five Million shares of Preferred Stock have been designated as Series A Preferred Stock. The rights, preferences and designations of the Series A Preferred Stock are set forth in the Certificate of Designation for the Series A Preferred Stock. A summary of the material rights, preferences and designations are set forth below:

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

2. PROPOSED MERGER.

On October 26, 2018 the Company entered into a Letter of Intent with Shenzhen Qianhai Jin Wan Hong Industrial Co., Ltd. (“Shenzhen Qianhai”) to acquire 100% of its issued and outstanding capital stock. Currently Shenzhen Qianhai is in the process of restructuring its company. Pursuant to the Letter of Intent the Company will issue up to Sixty Seven Million Shares of Common Stock to acquire Shenzhen Qianhai. Closing of the transactions to acquire Shenzhen Qianhai is subject to Shenzhen Qianhai completing the restructuring of its capital structure, to have substantially completed an audit of its financial statements for the trailing two years according to USGAAP by an independent registered accounting firm (PCAOB certified), and the entry by both parties into mutually agreements to effectuate the transactions contemplated thereby. While the Company anticipates closing the transaction with Shenzhen Qianhai, there is no guarantee that the conditions will be satisfied or that the transaction ultimately will close.

3. GOING CONCERN

The Company has generated limited revenues and incurred a loss since inception (January 31, 2014) resulting in an accumulated deficit of $222,269 as of February 28, 2019, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended May 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements for the period ended February 28, 2019 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity and cash flows of the Company for the period ended February 28, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash and cash equivalents as of February 28, 2019.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2019.

5. LOAN FROM SHAREHOLDERS

As of February 28, 2019, the Company owed its President, Director, and major shareholder, Shu Feng Lu $143,172. The total loan of $143,172 was unsecured, non-interest bearing and due on demand.

6. COMMON STOCK

The Company has 200,000,000, $0.001 par value shares of common stock authorized, 8,100,000 shares of common stock issued and 6,000,000 outstanding as of February 28, 2019. There were no shares issued during the quarter ended February 28, 2019. There have been no changes in the number of shares, the par value or additional paid-in capital during the nine months ended February 28, 2019.

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

8. SUBSEQUENT EVENTS

There are no subsequent events through May 7, 2019.

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

Company

Jin Wan Hong International Holdings Limited was incorporated in the State of Nevada on January 31, 2014. On January 14, 2016, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing shareholders. After the transaction our management is currently working on a new business plan and winding up the current business plan. The Company plans to operate in tea related business in the future. On October 26, 2018 the Company entered into a Letter of Intent with Shenzhen Qianhai to acquire 100% of its issued and outstanding capital stock. Currently Shenzhen Qianhai is in the process of restructuring its company. Pursuant to the Letter of Intent the Company will issue up to Sixty Seven Million Shares of Common Stock to acquire Shenzhen Qianhai. Closing of the transactions to acquire Shenzhen Qianhai is subject to Shenzhen Qianhai completing the restructuring of its capital structure, to have substantially completed an audit of its financial statements for the trailing two years according to USGAAP by an independent registered accounting firm (PCAOB certified), and the entry by both parties into mutually agreements to effectuate the transactions contemplated thereby. While the Company anticipates closing the transaction with Shenzhen Qianhai, there is no guarantee that the conditions will be satisfied or that the transaction ultimately will close.

On March 13, 2019 the Company filed with the Secretary of State of Nevada the Certificate of Amendment to the Articles of Incorporation (the “Amendment”) in order to:

(iv)	Increase the number of authorized shares of Common Stock to 200 Million;

(v)	Authorize 20 Million shares of Preferred Stock; and

(vi)	Designate Five Million shares of Preferred Stock as “Series A Preferred Stock” with the rights, designations and preferences as set forth in the Certificate of Designation for the Series A Preferred Stock (“the Certificate of Designation”).

The Amendment provides that Article 3 of the Articles of Incorporation of the Company be amended and revised to read substantially as follows:

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

General

Management is currently working on a new business plan and winding up the current business plan. The Company plans on operating in tea related business in the future with Shenzhen Qianhai.

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

Three Month and Nine Month Period Ended February 28, 2019 Compared To Three Month and Nine Month Period Ended February 28, 2018

Revenue

We recognized revenue of $0 for the three month period ended February 28, 2019 , and for the three month period ended February 28, 2018. We recognized revenue of $0 for the nine month period ended February 28, 2019 , and for the nine month period ended February 28, 2018.

Operating expenses

We incurred operating expenses of $33,047 for the three-month period ended February 28, 2019 compared to $8,627 for the three-month period ended February 28, 2018, mainly due to an increase of $20,000 consulting fee, $3,500 legal fee and $1,700 transfer agent fee. We incurred operating expenses of $124,288 for the nine-month period ended February 28, 2019 compared to $18,793 for the nine-month period ended February 28, 2018, mainly due to an increase of $70,000 consulting expenses and $30,000 in legal expenses.

Net Losses

Our net loss for the three-month period ended February 28, 2019 was $33,047 compared to a net loss of $8,627 as of the three month period ended February 28, 2018 due to an increase of $20,000 in consulting fees, $3,500 in legal fees, and $1,700 in transfer agent fees. Our net loss for the nine-month period ended February 28, 2019 was $124,288 compared to a net loss of $18,793 as of the nine-month period ended February 28, 2018 due to an increase of $70,000 in consulting expenses and $30,000 in legal expenses.

Liquidity and Capital Resources

As of February 28, 2019, our total assets were $0. Our total liabilities were $183,569, comprised of a loan of $143,172 from Shu Feng Lu, who is the Company’s President and Director, and payables to third parties of $40,397. As of May 31, 2018, our total assets were $0. Our total liabilities were $59,281, comprised of a loan of $58,681 and $600 payables. The increase of loan from the Company’s Director and payables to third parties are due to an increase in consulting fees.

Shareholders’ equity was ($183,569) as of February 28, 2019. As of May 31, 2018, shareholder’s equity was ($59,281). The change in shareholders’ equity was due to increasing accumulated deficit of ($222,269) as of February 28, 2019, compared to ($97,981) as of May 31, 2018. The increase is mainly due to an increase of $70,000 in consulting fees and $35,000 legal expenses.

The Company has accumulated a deficit of ($222,269) as of February 28, 2019, and further losses are anticipated in the development of its business.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. For the nine-month period ended February 28, 2019, net cash flow used in operating activities was ($124,288) compared to ($18,793) for the nine month period ended February 28, 2018, due primarily to an increase in consulting fees and legal expenses.

Cash Flow from Investing Activities

We neither used, nor generated cash from investing activities for the nine month period and nine month period ended February 28, 2019 and February 28, 2018.

Cash Flow from Financing Activities

For the nine-month period ended February 28, 2019, net cash provided by financing activities was $84,491. The loans are from a shareholder of the Company, Shu Feng Lu, who is also the President and Director of the Company. The loans are unsecured, non-interest bearing and due on demand. For the nine-month period ended February 28, 2018, net cash provided by financing activities was $11,699.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through loans from the director and the issuances of securities.

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

Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ equity and cash flows of the Company for three month period ended February 28, 2019 .

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 cash as of February 28, 2019.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of February 28, 2019.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2019 .

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2019 , the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of February 28, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions.

3.	We did not implement appropriate information technology controls – As of February 28, 2019 , the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended February 28, 2019.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended February 28, 2019.

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

101

The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended February 28, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

_____________

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China May 9, 2019.

JIN WAN HONG INTERNATIONAL HOLDINGS LIMITED

By:	/s/ Teng Fei Ma
Name:	Teng Fei Ma
Title:	Principal Executive, Financial and Accounting Officer,
(Principal Executive, Financial and Accounting Officer)

