Form 10-K
period 2019-05-31
JIN WAN HONG INTERNATIONAL HOLDINGS Ltd
filed 2019-09-17
CIK 1615169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2019

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-55514

JIN WAN HONG INTERNATIONAL HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	30-0809134
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Room 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road FuTian District, Shenzhen City, China (Address of principal executive offices)

+ 86 189-4831-9148
(Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such ﬁles). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second ﬁscal quarter: $300

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,100,000 common shares issued and outstanding as of September 5, 2019.

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

Background

Jin Wan Hong International Holdings Limited (the “Company”) was incorporated in the State of Nevada on January 31, 2014 under the name Karnet Capital Corp. and changed its name to Jin Wan Hong International Holdings Limited on May 13, 2016. On January 14, 2016, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing stockholders.

Business

During the year ended May 31, 2019 we had no operations. Subsequent to our year end, on July 15, 2019 we acquired 100% outstanding shares of Jin Wan Hong (BVI) International Holdings Limited (“Jin Wan Hong (BVI)”), a company incorporated in the British Virgin Islands. Jin Wan Hong (BVI), through one of its subsidiaries (Shenzhen Qianhai Jin Wan Hong Industrial Co., Ltd.), is in the business of selling tea and tea related products. The company’s product lines cover all main stream Chinese tea categories, including black tea, green tea, oolon tea, pu’er tea, white tea, tea pots, tea flower powder, collectible tea (antique tea), and other side products. The product lines are both fresh teas and antique teas. Most of the plants are from Yunnan and Fujian Provinces, which are the biggest tea planting areas in China. Multiple products have won the “Yunnan Tea Bowl” competition awards.

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

Item 3. Legal Proceedings

We know of no material legal proceedings to which we are a party or to which any of our property is the subject.

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

Holders

As of September 5, 2019, there were seven stockholders of record of our common stock.

Compensation Plans

On October 26, 2018, the Board of Directors approved the creation of the Jin Wan Hong International Holdings Limited 2018 Equity Incentive Plan (the “Plan”), which the holders of a majority of the outstanding shares of our common stock (at the time) approved on October 29, 2018. Subject to adjustment as provided in the Plan, 5,000,000 shares of Common Stock are available for issuance in connection with awards granted under the Plan, in the form of Stock Options, Stock Appreciation Rights, Restricted Shares, and Restricted Share Units. Through September 4, 2019 no awards were issued under the Plan.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended May 31, 2019.  We have not paid any cash dividends since January 31, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

General

On January 14, 2016, Shu Feng Lu, Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing stockholders. The Company plans on operating in tea related business(es) in China.

On October 26, 2018 the Company entered into a Letter of Intent with Shenzhen Qianhai Jin Wan Hong Industrial Co., Ltd. (“Shenzhen Qianhai”) to acquire 100% of its issued and outstanding capital stock. As described above, subsequent to our year end, on July 15, 2019 we acquired Jin Wan Hong (BVI) the parent company of Shenzhen Qianhai.

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

Fiscal Year Ended May 31, 2019 Compared To May 31, 2018.

Revenue

We recognized revenue of $0 for the year ended May 31, 2019 and the year ended May 31, 2018.

Operating expenses

We incurred operating expenses of $130,805 for the year ended May 31, 2019 compared to $35,443 for the year ended May 31, 2018. The increase in operating expenses was due to an increase in consulting and legal expenses related to the Company’s transaction with Jin Wan Hong (BVI).

Net Losses

Our net loss for the fiscal year ended May 31, 2019 was $130,805 compared to a net loss of $35,443 as of May 31, 2018 due to an increase in operating expenses and a lack of revenues.

Liquidity and Capital Resources

As of May 31, 2019, our total assets were $0. Our total liabilities were $190,086. As of May 31, 2018, our total assets were $0. Our total liabilities were $59,281. The increase in liabilities was due to an increase in accounts payable and due to related parties.

Stockholders’ deficit has increased from $(59,281) as of May 31, 2018 to $(190,086) as of May 31, 2019. Deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $(228,786) as of May 31, 2019 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2019, net cash flows used in operating activities were $89,054, compared to $30,443 for May 31, 2018. The increase in cash flows used in operating activities was due to an increase in consulting expenses related to the Company’s acquisition of Jin Wan Hong (BVI).

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the fiscal year ended May 31, 2019 and May 31, 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended May 31, 2019 was $89, 054 as compared to $30, 433 for the year ended May 31, 2018. This increase is primarily the result of the increase in operating expenses paid by related parties.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, sales, advances from related parties and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

As of May 31, 2019, we have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the advances from related parties. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:

•	Legal and professional fees

•	Business Development

We intend to finance these expenses with further issuances of securities, debt issuances and sales. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of May 31, 2019, we do not have any material commitments.

Purchase of Significant Equipment

We have not purchased any significant equipment during the last twelve months.

Off-Balance Sheet Arrangements

As of the May 31, 2019, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The Company has generated limited revenues and incurred a loss since inception (January 31, 2014) resulting in an accumulated deficit of $(228,786) as of May 31, 2019 and further losses are anticipated in the development of our business.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Because of the Company’s history of losses, our independent auditors, in the reports on the financial statements for the year ended May 31, 2019 and May 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of May 31, 2019 and 2018.

Fair Value of Financial Instruments

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures”, which defines the fair value as used in numerous pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The Company’s financial instruments consist of cash and cash equivalents and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line methods over the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2019 and 2018.

Recent Accounting Pronouncements

The Company does not expect recent accounting pronouncements to have a material effect on its financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Jin Wan Hong International Holdings Limited

For the Years Ended May 31, 2019 and May 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jin Wan Hong International Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jin Wan Hong International Holdings Limited (the “Company”) as of May 31, 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated limited revenues and incurred losses since Inception (January 31, 2014) resulting in an accumulated deficit of $228,786 as of May 31, 2019 and further losses are anticipated in the development of its business. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019

Hackensack, New Jersey

September 13, 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Jin Wan Hong International Holding Limited.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jin Wan Hong International Holding Limited as of May 31, 2018 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the period then ended. In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of May 31, 2018 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

September 12, 2018

Jin Wan Hong International Holdings Limited

Balance Sheets

	May 31, 2019	May 31, 2018

ASSETS
Current Assets:
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$42,351	$600
Due to related parties	147,735	58,681

Total Liabilities	190,086	59,281

Stockholders’ Deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.001; 200,000,000 shares authorized, 8,100,000 and 8,100,000 shares issued and outstanding, respectively	8,100	8,100
Additional paid-in capital	30,600	30,600
Accumulated deficit	(228,786)	(97,981)

Total Stockholders’ Deficit	(190,086)	(59,281)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holdings Limited

Statements of Operations

	For the Year Ended	For the Year Ended
	May 31, 2019	May 31, 2018

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Margin	-	-

Operating Expenses:
General and administrative expenses	130,805	35,443
Total operating expenses	130,805	35,443
Loss before income taxes	(130,805)	(35,443)
Provision for income taxes	-	-
Net Loss	$(130,805)	$(35,443)
Net loss per share: basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares outstanding: basic and diluted	8,100,000	8,100,000

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holdings Limited

Statement of Stockholders’ Deficit

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 31, 2017	8,100,000	$8,100	$30,600	$(62,538)	$(23,838)
Net loss				(35,443)	(35,443)
Balance, May 31, 2018	8,100,000	8,100	30,600	(97,981)	(59,281)
Net loss				(130,805)	(130,805)
Balance, May 31, 2019	8,100,000	$8,100	$30,600	$(228,786)	$(190,086)

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holdings Limited

Statements of Cash Flows

	For the Year Ended	For the Year Ended
	May 31, 2019	May 31, 2018

Cash flows from operating activities:
Net loss	$(130,805)	$(35,443)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Prepayment	-	5,000
Accounts payable	41,751	-
Net cash flows used in operating activities	(89,054)	(30,443)

Cash flows from financing activities:
Due to related parties	89,054	30,443
Net cash flows provided by financing activities	89,054	30,443

Net increase (decrease) in cash	0	0
Cash, beginning of the year	0	0
Cash, end of the year	$0	$0

Supplemental disclosures of Cash Flow Information:
Cash paid for Interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Jin Wan Hong International Holdings Limited

Notes to the Financial Statements

May 31, 2019 and 2018

1. NATURE OF OPERATIONS

Business

Jin Wan Hong International Holdings Limited, formerly Karnet Capital Corp. (the “Company”) was incorporated in the State of Nevada on January 31, 2014. On January 14, 2016, Shu Feng Lu (President and Director of the Company), Hong Xia Li, and Chen Yang took control of the Company by purchasing shares of common stock from existing stockholders.

The Company currently operates in Room 1101, Block E, Guang Hua Yuan, 2031 Bin He Nan Road, FuTian District, Shenzhen, Guangdong, China. The Company plans to operate in tea related business(es) in China, through its acquisition of Jin Wan Hong (BVI) International Holdings Limited (“Jin Wan Hong (BVI)”), a company incorporated in the British Virgin Islands. But there is no guarantee that the Company will be successful in its endeavor.

Acquisition of Jin Wan Hong (BVI)

On July 15, 2019 the Company acquired 100% outstanding shares of Jin Wan Hong (BVI) in exchange for the issuance of 67 million shares of Common Stock. Jin Wan Hong (BVI), through one of its subsidiaries, Shenzhen Qianhai Jin Wan Hong Industrial Co., Ltd. (“Shenzhen Qianhai”), is in the business of selling tea and tea related products. Shenzhen Qianhai’s product lines cover all main stream Chinese tea categories, including black tea, green tea, oolon tea, pu’er tea, white tea, tea pots, tea flower powder, collectible tea (antique tea), and other side products. The product lines are both fresh teas and antique teas.

The acquisition of Jin Wan Hong (BVI) is being treated as a reverse acquisition of the Company, a public shell company, for financial accounting and reporting purposes. As such, Jin Wan (BVI) is treated as the acquirer for accounting and financial reporting purposes while the Company is treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the historical financial statements that will be reflected in the Company’s future financial statements filed with the SEC will be those of Jin Wan (BVI), and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Jin Wan (BVI).

Certificate of Amendment

On March 13, 2019, the Company filed with the Secretary of State of Nevada a Certificate of Amendment to the Articles of Incorporation (the “Amendment”) in order to:

(i)	Increase the number of authorized shares of Common Stock to 200 Million;

(ii)	Authorize 20 Million shares of Preferred Stock; and

(iii)	Designate 5 Million shares of Preferred Stock as “Series A Preferred Stock” with the rights, designations and preferences as set forth in the Certificate of Designation for the Series A Preferred Stock (“the Certificate of Designation”).

2. GOING CONCERN

The Company has generated limited revenues and incurred losses since Inception (January 31, 2014) resulting in an accumulated deficit of $228,786 as of May 31, 2019 and further losses are anticipated in the development of its business. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements for the years ended May 31, 2019 and 2018 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of May 31, 2019 and 2018.

Fair Value of Financial Instruments

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures”, which defines the fair value as used in numerous pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The Company’s financial instruments consist of cash and accounts payable and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2019 or May 31, 2018.

Recent Accounting Pronouncements

The Company does not expect recent accounting pronouncements to have a material effect on its financial position, results of operations or cash flows.

4. DUE TO RELATED PARTIES

The Company had no cash and all expenses were paid by Shufeng Lu, its president, director and major stockholder, and Shenzhen Qianhai, a company controlled by Shufeng Lu, which became the Company’s subsidiary after acquisition of Jin Wan Hong (BVI) on July 15, 2019. The Company owed Shufeng Lu $124,557 and $53,718 as of May 31, 2019 and 2018, respectively. The Company owed Shenzhen Qianhai $23,178 and $ 4,963 as of May 31, 2019 and 2018, respectively. Balances due to related parties were unsecured, non-interest bearing and due on demand.

5. INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of any temporary differences between the tax basis of assets and liabilities, and of net operating loss carryforwards. The Company has experienced losses since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to carry forward and apply against future profits for a period of twenty years.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. On May 31, 2019, we did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, we recorded a decrease in net deferred tax assets of approximately $9,700 with a corresponding net adjustment to deferred income tax expense. These adjustments were fully offset by a decrease in the valuation allowance for the year ended May 31, 2019. We have completed and recorded the adjustments necessary under Staff Accounting Bulletin No. 118 related to the Tax Act.

The Company had NOL carryforwards of approximately $228,800 at May 31, 2019. Approximately $98,000 will expire in the years 2034 through 2037, and $130,800 can be carried forward indefinitely.

The Company had deferred tax assets of $48,045 and $20,576 on its NOL carryforwards as of May 31, 2019 and 2018, respectively. A full valuation allowance was established against deferred tax assets as of May 31, 2019 and 2018 since management determined it is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings.

The tax return for the years 2016, 2017 and 2018 are subject to audit by the Internal Revenue Service.

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

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements except for the transaction described below.

On July 15, 2019 the Company acquired 100% outstanding shares of Jin Wan Hong (BVI) in exchange for the issuance of 67 million shares of Common Stock. (See Note 1 for details)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There was no disagreement in connection with a change in accountants subject to paragraph (a) of Item 304 of Regulation S-K was any disagreement of the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of such Item.

Item 9A Controls and Procedures

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of May 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at May 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors And Executive Officers

The name, age and titles of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Shu Feng Lu	45	President, Director, and Chairman of the Board

Teng Fei Ma	29	CEO, CFO, Secretary, and Treasurer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2019, each of the following persons filed a report that was late: Mr. Lu, Mr. Ma, Hongxia Li and Chen Yang.

Code of Ethics

The Company has not yet adopted a Code of Ethics, as it is in the development stages and intends on implementing one if the Company can successfully commence operations.

Item 11. Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Shu Feng Lu (President)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

Teng Fei Ma (CEO, CFO)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 6, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officers.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown. Except as stated below, the address for each person listed in the table is care of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage (1)
Directors and Executive Officers
Common Stock	Shu Feng Lu (2)	40,200,000	53.5%
Common Stock	Teng Fei Ma (3)	-	-
All Directors and Executive Officers as a Group (2 People)		40,200,000	53.5%

5% or Greater Beneficial Owners
Common Stock	Chong Yu Ho (4)	30,150,000	40.1%
Common Stock	Jin Wan Hong (Cayman) International Holdings Ltd. (5)	30,150,000	40.1%

Common Stock	Tea Mountain Investment (BVI) Co. Ltd. (6)	33,500,000	44.6%

_______

(1)	The percent of class is based on 75,100,000 shares of common stock issued and outstanding as of the date of this annual report.
(2)	Shu Feng Lu is the President and Director of the Company. The number of shares beneficially owned includes: (i) 6,700,000 shares held in the name of Shu Feng Lu, and (ii) 33,500,000 shares of common stock in Tea Mountain Investment (BVI) Co. Ltd. Mr. Lu is the sole officer, director and stockholder of in Tea Mountain Investment (BVI) Co. Ltd. and in such capacity holds voting and dispositive power over the securities held by such entity. Does not include shares held by Chong Yu Ho.
(3)	Teng Fei Ma is the CEO and CFO of the Company.
(4)	Represents shares held by Jin Wan Hong (Cayman) International Holdings Ltd. Chong Yu Ho is the sole officer, director and stockholder of Jin Wan Hong (Cayman) International Holdings Ltd. and in such capacity holds voting and dispositive power over the securities held by such entity. Chong Yu Ho is the wife of Shu Feng Lu the President and Director of the Company. The address of Chong Yu Ho is No. 82 Ren’an, Unit 5, Ren’an Village, Gongguan Township, Miaoli County, Taiwan.
(5)	Address for Jin Wan Hong (Cayman) International Holdings Ltd. is Sertus Chambers, Governors Square, Suite # 5-204, 23 Lime Tree Bay Avenue, P.O. Box 2547, Grand Cayman, KY-1-1104, Cayman Islands.
(6)	Address for Tea Mountain Investment (BVI) Co. Ltd. is Sertus Chambers, P.O. Box 905, Quastisky Building, Road Town, Tortola, British Virgin Islands.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,000,000	(1)	5,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	5,000,000	(1)	5,000,000

_______

(1)	Through September 4, 2019 no awards were issued under the Plan.

On October 26, 2018, the Board of Directors approved the creation of the Jin Wan Hong International Holdings Limited 2018 Equity Incentive Plan (the “Plan”), which the holders of a majority of the outstanding shares of our common stock (at the time) approved on October 29, 2018. Subject to adjustment as provided in the Plan, 5,000,000 shares of Common Stock are available for issuance in connection with awards granted under the Plan, in the form of Stock Options, Stock Appreciation Rights, Restricted Shares, and Restricted Share Units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company had no cash and all expenses were paid by Shufeng Lu, its president, director and major stockholder, and Shenzhen Qianhai, a company controlled by Shufeng Lu  which became the Company’s subsidiary after acquisition of Jin Wan Hong (BVI) on July 15, 2019. The Company owed Shufeng Lu $124,557 and $53,718 as of May 31, 2019 and 2018, respectively. The Company owed Shenzhen Qianhai $23,178 and $ 4,963 as of May 31, 2019 and 2018, respectively. Balances due to related parties were unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees & Services	2019	2018
Audit Fees Michael Gillespie & Associates	$3,250	$10,850
Audit Fees Jorgensen & Co.	7,500	-
Audit Fee - Prager Metis CPAs, LLC	5,000	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$15,750	$10,850

Audit Fees

These amounts include fees for professional services rendered in auditing our financial statements set forth in our Forms 10-K for the years ended May 31, 2019 and 2018 year-end audit and the reviews of our quarterly financial statements set forth in our Forms 10-Q in 2019 and 2018.

Audit-Related Fees

These amounts consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These fees were for professional services incurred in connection with accounting consultations and consultation regarding financial accounting and reporting standards.

Tax Fees

These amounts consisted of fees for services including tax compliance and the preparation of tax returns and tax consultation services.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)(1) Index to consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, "Financial Statement and Supplementary Data."

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

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2019.

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

Signature	Title	Date

/s/ Shu Feng Lu	President, Director	September 13, 2019
Shu Feng Lu

/s/ Teng Fei Ma	CEO, CFO	September 13, 2019
Teng Fei Ma

